Form 10-Q
period 2015-06-30
Computron, Inc.
filed 2015-08-07
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of June 30, 2015, the Registrant has 5,000,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPUTRON, INC

FINANCIAL STATEMENTS

For the six months ended June 30, 2015

1

COMPUTRON, INC

BALANCE SHEETS

(in US Dollars)

ASSETS	June 30, 2015 (unaudited)	December 31, 2014
	$	$
Current Assets:
Cash and cash equivalents	7,200	2,245
Other receivables	99

TOTAL ASSETS	7,299	2,245

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payables	2,000	-
Accrued expenses	99
Loan from related party	12,200	12,200

Total liabilities	14,299	12,200

Stockholder’s Deficit
Common stock, $0.0001 par value; 75,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	500	500
Accumulated deficit	(7,500)	(10,455)

Total Stockholder’s Deficit	(7,000)	(9,955)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	7,299	2,245

The accompanying notes are an integral part of these interim financial statements.

COMPUTRON, INC

STATEMENT OF OPERATIONS

(in US Dollars)

(Unaudited)

	3 Months Ended June 30, 2015	6 Months Ended June 30, 2015
	$
Revenue	12,500	13,600

General and administrative expenses :
Other costs	80	110
Professional fees:-
- Auditors’ fees	2,000	6,000
- Legal fees	2,352	3,633
Advertising expense	350	350
Setup fees	99	527
Website expenses	-	25
Total operating expenses	(4,881)	(10,645)

Net profit	7,619	2,955

Profit per share - basic and diluted:

Net profit per common share	-	-

Weighted average number of common shares outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these interim financial statements.

COMPUTRON, INC

STATEMENT OF CASH FLOWS

(Unaudited)

6 Months Ended June 30, 2015
$
Cash Flows from Operating Activities

Net profit	2,955

Changes in operating assets and liabilities

Increase in accrued expenses	(99)
Increase in accounts payables	2,000
Increase in other payables	99

Net cash used in operating activities	2,000

Cash Flows from Investing Activities	-

Cash Flows from Financing Activities	-

Decrease in cash and cash equivalents	4,955

Cash and cash equivalents at beginning of the period	2,245

Cash and cash equivalents at end of the period	7,200

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2015, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Companys financial position as of June 30, 2015, and the results of its operations and its cash flows for the periods ended June 30, 2015, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Companys audited financial statements as of December 31, 2015, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2015, the Company has an accumulated deficit of $7,500 from operations and a working capital deficit of $7,000 and has not earned sufficient revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Companys ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As June 30, 2015, the Company had no potentially dilutive shares.

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

NOTE 3 – LOAN FROM RELATED PARTY

June 30
2015 (unaudited)
$

Loan from related party	12,200

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On August 22, 2014, the Company issued 5,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $500 cash.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the period ended June 30, 2015 was as follows (assuming a 15% effective tax rate):

June 30
2015
$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-
-

Deferred Tax Provision
Federal-
Loss carry forwards	1,125
Change in valuation allowance	(1,125)
Total deferred tax provision	-

	June 30	December 31
	2015	2014
	$	$
The Company had deferred income tax assets as of June 30, 2015 and December 31, 2014 as follows:

Loss carry forwards	1,125	1,568
Less - Valuation allowance	(1,125)	(1,568)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2015, the Company had approximately $7,500 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

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

The following entities have been identified as related parties:

David Breier Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	June 30	December 31
	2015	2014
	$	$
Balance sheet:
Loan from related party	12,200	12,200

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three and Six Months Ended June 30, 2015.

Revenue for the three and six months ended June 30, 2015 was $12,500 and $13,600.

General and administrative expenses for the three months ended June 30, 2015 was $(4,881).

Liquidity and Capital Resources

As of June 30, 2015 we had $7,200 in cash and cash equivalents, and $14,299 in total liabilities as compared to $2,245 in cash and cash equivalents, and $12,200 in total liabilities as of December 31, 2014.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the six months ending June 30, 2015 we used net cash of $2,000 in operating activities.

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

2

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of David Breier our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2015. Based upon, and as of the date of this evaluation, David Breier determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on November 7, 2014)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on November 7, 2014)

31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Computron, Inc.

Date August 7, 2015	By:	/s/ David Breier
David Breier
Chief Executive Officer

5