Form 10-Q
period 2015-09-30
Computron, Inc.
filed 2015-11-04
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of September 30, 2015, the Registrant has 5,000,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPUTRON, INC

FINANCIAL STATEMENTS

For the nine months ended September 30, 2015

1

COMPUTRON, INC

BALANCE SHEETS

(in US Dollars)

	September 30, 2015 (unaudited)	December 31, 2014
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	4,712	2,245

TOTAL ASSETS	4,712	2,245

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payables	2,000	-
Accrued expenses	2,000
Loan from related party	12,200	12,200

Total liabilities	16,200	12,200

Stockholder’s Deficit
Common stock, $0.0001 par value; 75,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	500	500
Accumulated deficit	(11,988)	(10,455)

Total Stockholder’s Deficit	(11,488)	(9,955)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	4,712	2,245

The accompanying notes are an integral part of these interim financial statements.

F- 1

COMPUTRON, INC

STATEMENT OF OPERATIONS

(in US Dollars)

(Unaudited)

	3 Months Ended September 30, 2015	9 Months Ended September 30, 2015	Year ended December 31, 2014
	$	$	$

Revenue	4,500	18,100	200

General and administrative expenses :
Repairs and maintenance	747	747
Other costs	70	180	75
Professional fees:-
- Auditors’ fees	4,000	10,000	3,500
- Legal fees	4,171	7,804	7,000
Advertising expense		350
Setup fees		527
Website expenses	-	25	80
Total operating expenses	(8,988)	(19,633)	(10,655)

Net profit	4,488	1,533	(10,455)

Profit per share - basic and diluted:

Net profit per common share	-	-	-

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these interim financial statements.

F- 2

COMPUTRON, INC

STATEMENT OF CASH FLOWS

(Unaudited)

	9 Months Ended September 30, 2015	Year ended December 31, 2014
	$	$
Cash Flows from Operating Activities

Net loss	(1,533)	(10,455)

Changes in operating assets and liabilities

Increase in trade payables	2,000	-
Increase in other payables	2,000	-
	4,000

Net cash used in operating activities	2,467	-

Cash Flows from Investing Activities	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	500
Proceeds from loan with related paries	-	12,200

Net cash earned in financing activities	-	12,700

Decrease in cash and cash equivalents	2,467	2,245

Cash and cash equivalents at beginning of the period	2,245

Cash and cash equivalents at end of the period	4,712	2,245

The accompanying notes are an integral part of these interim financial statements.

F- 3

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2015, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2015, and the results of its operations and its cash flows for the periods ended September 30, 2015, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2015, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2015, the Company has an accumulated deficit of $11,988 from operations and a working capital deficit of $11,488 and has not earned sufficient revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

F- 4

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As September 30, 2015, the Company had no potentially dilutive shares.

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

F- 5

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

F- 6

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

NOTE 3 – LOAN FROM RELATED PARTY

	September 30	Year ended
	2015 (unaudited)	December 31, 2014
	$	$

Loan from related party	12,200	12,200

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On August 22, 2014, the Company issued 5,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $500 cash.

F- 7

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the period ended September 30, 2015 was as follows (assuming a 15% effective tax rate):

	September 30	Year ended December
	2015	31, 2014
$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	1,798	1,568
Change in valuation allowance	(1,798)	(1,568)
Total deferred tax provision	-	-

	September 30	December 31
	2015	2014
	$	$
The Company had deferred income tax assets as of September 30, 2015 and December 31, 2014 as follows:

Loss carry forwards	1,798	1,568
Less - Valuation allowance	(1,798)	(1,568)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2015, the Company had approximately $15,119 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

F- 8

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

David Breier	Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	September 30	December 31
	2015	2014
	$	$
Balance sheet:
Loan from related party	12,200	12,200

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

F- 9

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three and Nine Months Ended September 30, 2015.

Revenue for the three and nine months ended September 30, 2015 was $4,500 and $18,100.

General and administrative expenses for the three months ended September 30, 2015 was (8,988).

Liquidity and Capital Resources

As of September 30, 2015 we had $4,712 in cash and cash equivalents, and $16,200 in total liabilities as compared to $2,245 in cash and cash equivalents, and $12,200 in total liabilities as of December 31, 2014.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the nine months ending September 30, 2015 we earned net cash of $2,467 in operating activities.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of David Breier our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2015. Based upon, and as of the date of this evaluation, David Breier determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Computron, Inc.

Date November 4, 2015	By:	/s/ David Breier
David Breier
Chief Executive Officer

5