Form 10-K
period 2015-12-31
Computron, Inc.
filed 2016-03-29
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31st, 2015

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

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

As of December 31st, 2015, the Registrant has 5,000,000 shares of common stock outstanding.

i

PART I.

ITEM 1. Description of the Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Computron, Inc. mission is to provide affordable, remote access, computer and technical support to end users, SOHO users, and for companies with up to 20 Windows™ based computers. Due to ever shrinking budgets in today’s economy and the amount of outsourcing over the last 10-15 years, it has become more and more difficult for individuals to obtain affordable technical support that understands the typical American end user and their needs.

With the over 20 years of experience our sole officer and director has in the IT industry in the financial, government, and private sector, we feel that we can offer the support to end users at an affordable price in a clear and easy to understand manner. By using state of the art remote access software for a nominal charge we can diagnose your computer and determine what if any steps may and will be taken to solve your problem or problems.

We plan to offer troubleshooting software, virus removal, printer communication problems, hard disk cleanup and diagnostics and assisting in backing up data as that is one of the most overlooked areas in IT. As we grow we plan to partner with key businesses in the area to provide on-site support when remote access is not possible as in the case of data recovery or hardware failures requiring a hands-on approach.

Marketing plan, Overview and Business Strategy

With competition from Geeks on Site, the Geek Squad, Geeks on Call, Sparktrust.com, Micro center, etc. our plan is to implement a website and obtain a high ranking in search engines using essential key terms to strategically place our company near the top when searching for the services we provide. Because of our much lower overhead, we can price ourselves at a level that most of the competition cannot thus securing clients that might otherwise spend their hard earned dollars on our competition.

It is up to the end user upon making the call for support to pay for the initial non-refundable fee to allow a remote session to a technician/diagnostician. After the initial diagnosis, the end user will be presented with a description of the problem and what is required to resolve it along with a bill. If he/she decides to proceed, payment must be made immediately prior to continuing to perform any work. If he/she decides not to proceed, then an email is generated with documentation of what work was performed as far as diagnosis and the client remote session is ended.

Once we have begun to grow our market and we can show our success, we plan to offer to customers an annual SLA whereby as long as we are able to remotely access the computer, we will provide support for a monthly fee, performing such tasks as disk cleanup, in depth virus scans, performance of critical updates of operating systems and licensed software.

Eventually a consulting services product will grow out of this where we plan to offer solutions and recommendations for clients as far as purchasing anti-virus software and other solutions. We will not make any of the purchases but will leave that to the end user. We will assist in the installations of software and anything that can be performed remotely will be performed remotely. Any on site services will be performed by one of our partners.

Services

Remote access support will be provided by an annual license through Citrix for a GoToAssist connection. With this product in place we plan to offer our sole officer and director’s over 20 years of IT support and troubleshooting knowledge to our clients. Being an intellectual property of sorts we plan to use our skills and life experiences in the troubleshooting and diagnosis of our clients’ problems. We also plan to offer annual SLAs for assisting our more inexperienced clients who are unsure of what updates to install or what files may be deleted to free up disk space, etc. and provide for a better computing experience. In time it may become necessary for them to replace or upgrade their equipment and we will be there to offer them fee based solutions.

1

12 Month Plan

Our plan is to start with the purchase of a domain name and construction of a website for the purpose of attracting customers to use our services. By using key term words we plan to obtain high rankings in web searches thus securing a good ranking when individuals browse the web and seek out the services we plan to provide. We plan to create a Paypal account for the purpose of obtaining payments for work and linking it with the corporate bank account.

Computron administrative office is located at 1 East Bedell St., Freeport, NY 11520.

Computron fiscal year end is December 31.

Patents and Trademarks

At the present we do not have any patents or trademarks.

Need for any Government Approval of Services

We do not require any government approval for our services.

In the event any of our operations or services requires government approval, we will comply with any and all local, state and federal requirements.

Government and Industry Regulation

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

Research and Development Activities

Other than time spent researching our business and proposed markets and segmentation, the Company has not spent any funds on research and development activities to date. In the event opportunities arise from our operations, the Company may elect to initiate research and development activities, but the Company has no plans for any activities to date.

Environmental Laws

Our operations are not subject to any Environmental Laws.

Employees and Employment Agreements

We currently have one employee, our executive officer, David Breier who currently devotes approximately 15 hours a week to our business and is responsible for the primary operation of our business. Once the public offering is closed, Mr. Breier plans to spend the time necessary for the development of the the marketing campaign, and direct the primary operations of the business. There are no formal employment agreements between the company and our current employee.

ITEM 1A. Risk Factors

Not applicable for smaller reporting companies.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Computron uses an administrative office located at 1 East Bedell St., Freeport, NY 11520. Mr. Breier, the sole officer and director of the Company, provides the office space free of charge and no lease exists. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

ITEM 3. Legal Proceedings

We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

ITEM 4. Mine Safety Disclosures

Not Applicable.

2

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for shares of our common stock. Following completion of this offering, we intend to apply to have our common stock listed for quotation on the OTCMarkets QB or Pinksheet markets.

Number of Holders

As of March 25, 2016 the Company has 5,140,319 shares issued and outstanding of common capital stock of the Company and no shares of preferred.

Dividends

We have not declared or paid dividends on our common stock nor do we anticipate paying dividends in the foreseeable future.  Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities authorized for issuance under equity compensation plans

We have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

There were no recent Sales of Unregistered Securities

ITEM 6. Selected Financial Data

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Year December 31st, 2015.

Revenue for the year ended December 31st, 2015 and December 31, 2014 was $18,950.00 and $200, respectively.

General and administrative expenses for the year ended December 31st, 2015 was $26,906.00

3

Liquidity and Capital Resources

As of December 31st, 2015 we had $4,289 in cash and cash equivalents, and $22,200 in total liabilities as compared to $2,245 in cash and cash equivalents, and $12,200 in total liabilities as of December 31, 2014.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

4

ITEM 8. Financial Statements and Supplementary Data

COMPUTRON, INC

FINANCIAL STATEMENTS

For the year ended DECEMBER 31, 2015

CONTENTS:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2015 and 2014	F-3

Statement of Operations for the year ended December 31, 2015 and for the period from August 22, 2014 (date of inception) to December 31, 2014	F-4

Statements of Stockholders’ Equity for the year ended December 31, 2015 and for the period from August 22, 2014 (date of inception) to December 31, 2014	F-5

Statements of Cash Flows for the year ended December 31, 2015 and for the period from August 22, 2014 (date of inception) to December 31, 2014	F-6

Notes to the Financial Statements	F-7

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Computron, Inc

We have audited the accompanying balance sheets of Computron, Inc (hereinafter," the Company"), at December 31, 2015 and 2014, and the related statements of income, cash flows, and stockholders’ equity for the year ended December 31, 2015 and from August 22, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computron, Inc as of December 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2015, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

March 25, 2016

COMPUTRON, INC

BALANCE SHEETS

(in US Dollars)

	December 31, 2015	December 31, 2014
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	4,289	2,245
Other receivable	21,050	-

TOTAL ASSETS	25,339	2,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Account payable and accrued expenses	6,000	-
Loan from related party	16,200	12,200

Total liabilities	22,200	12,200

Stockholders’ Deficit
Common stock, $0.0001 par value; 75,000,000 shares authorized; 5,140,319 and 5,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014 respectively	514	500
Additional paid-in capital	21,036	-
Accumulated deficit	(18,411)	(10,455)

Total Stockholders’ equity (deficit)	3,139	(9,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	25,339	2,245

The accompanying notes are an integral part of these financial statements.

COMPUTRON, INC

STATEMENT OF OPERATIONS

(in US Dollars)

	Year ended December 31, 2015	Period from August 22, 2014 (Inception) to December 31, 2014
	$	$

Revenue	18,950	200

General and administrative expenses :
Professional fees:-
- Auditors’ fees	16,000	3,500
- Legal fees	7,804	7,000
Advertising	350	-
Setup fees	1,428	-
Website expenses	157	80
Computer and internet expenses	987	-
Other costs	180	75
Total operating expenses	(26,906)	(10,655)

Net loss	(7,956)	(10,455)

Loss per share - basic and diluted:

Net loss per common share	-	-

Weighted average number of common shares outstanding	5,069,232	5,000,000

The accompanying notes are an integral part of these financial statements.

COMPUTRON, INC

STATEMENT OF STOCKHOLDERS’ EQUITY

(in US Dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
		$	$	$	$

Inception (August 22, 2014)	-	-		-	-

Common stock issued for cash at $0.0001 per share	5,000,000	500		-	500

Loss for the period	-	-		(10,455)	(10,455)

Balance at December 31, 2014	5,000,000	500		(10,455)	(9,955)

Common stock issued for cash at $0.15 per share	140,319	14	21,036	-	21,050

Loss for the year	-	-	-	(7,956)	(7,956)

Balance at December 31, 2015	5,140,319	514	21,036	(18,411)	3,139

The accompanying notes are an integral part of these financial statements.

COMPUTRON, INC

STATEMENT OF CASH FLOWS

	Year ended December 31, 2015	Period from August 22, 2014 (Inception) to December 31, 2014
	$	$
Cash Flows from Operating Activities

Net loss	(7,956)	(10,455)

Changes in operation assets and liabilities
Increase in other receivable	(21,050)	-
Increase in accounts payable and accrued expenses	6,000	-
	(15,050)	-

Net cash used in operating activities	(23,006)	(10,455)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	21,050	500
Proceeds from loan with related party	4,000	12,200
Net cash provided by financing activities	25,050	12,700

Increase in cash and cash equivalents	2,044	2,245

Cash and cash equivalents at beginning of the period	2,245	-

Cash and cash equivalents at end of the period	4,289	2,245

The accompanying notes are an integral part of these financial statements.

COMPUTRON, INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Computron Inc. (the “Company”) is a Nevada Corporation incorporated on August 22, 2014. The Company plans to establish itself as an online computer support business.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2015, the Company has not earned revenues sufficient to cover its operating costs and has an accumulated deficit of $18,411. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at December 31, 2015, the Company had no potentially dilutive shares.

Income taxes

Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability of the selling price is reasonably assured.

Revenue consists of computer services provided to customer.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after December 15, 2015, with early adoption permitted.

Recently Adopted Accounting Pronouncements

During the period ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 3 – OTHER RECEIVABLE

During 2015, the Company issued common stock for cash to various stockholders. Proceeds of $21,050 were transferred to the company's attorney, who held the proceeds in escrow. The proceeds were received in full by the company during January 2016.

NOTE 4 – LOAN FROM RELATED PARTY

	December 31,	December 31,
	2015	2014
	$	$

Loans from related party	16,200	12,200

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – COMMON STOCK

On August 22, 2014, the Company issued 5,000,000 shares of common stock to the director of the company at price of $0.0001 per share, for $500 cash.

During May 2015, the Company issued 66,660 shares of common stock to various stockholders at price of $0.15 per share, for $10,000 cash.

During August 2015, the Company issued 59,994 shares of common stock to various stockholders at price of $0.15 per share, for $9,000 cash.

During September 2015, the Company issued 13,665 shares of common stock to various stockholders at price of $0.15 per share, for $2,050 cash.

NOTE 6 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended December 31, 2015 and December 31, 2014 was as follows (assuming a 15% effective tax rate):

	December 31,	December 31,
	2015	2014
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	1,193	1,568
Change in valuation allowance	(1,193)	(1,568)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of December 31, 2015 and December 31, 2014 as follows:

Loss carry forwards	2,761	1,568
Less - Valuation allowance	(2,761)	(1,568)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2015, the Company had approximately $18,411 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

David Breier                           Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	December 31,	December 31,
	2015	2014
	$	$
Balance sheet:
Loan from related party - Director	16,200	12,200

From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure..

Management’s annual report on internal control over financial reporting.

David Breier, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of December 31, 2015, our internal control over financial reporting is not effective based on those criteria.

Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors.

Name and Address	Age	Position(s)

David Breier	49	Director, President, CFO, CEO, Treasurer

 EXPERIENCE

MSB COMPUTERS, Freeport, NY	9/94 – Present
Principal/Owner

Responsibilities

•	Sales, service, support, repairs, upgrades and training on IBM/IBM-compatible and Apple computers.
•	Install and configure NetWare 6 and Windows 2003 networks.
•	Research, recommend, and build new PCs and servers for clients to improve their productivity.
•	Set up and configure secure wireless networks with Cisco, D-Link, Buffalo, Intel and Netgear hardware.
•	Work with Windows from version 3.1 through Windows 7.
•	Troubleshoot problems with Blackberries, MS Office, antivirus software, Backup Exec, and printing.
•	Repair HP, Panasonic, Brother, and Samsung laser printers for clients needing printers repaired.
•	Advertise and implement reseller accounts with various vendors, including Acronis, APC, and DLink.
•	Solution provider for automating physician’s office for Medicare billing.
•	Solution provider for nursing home by recommending, purchasing, installing, and configuring new machines, UPS for PCs and server, and corporate antivirus solution.
•	Coordinated client computers with remote access for 24/7 support.
•	Assembly, installation, and configuration of Buffalo, and Synology NAS devices for clients needing fault tolerant storage solutions.
•	Installed voice, video, and data cables, panels and connector blocks for customers to connect their equipment to their phone and computer networks.

Marcum Technology LLC (formerly M&K ISS LLP), Melville, NY	7/08– 8/09

IT Consultant, Help Desk 1-3 for clients Alitalia, Jewish Theological Seminary (JTS), Thomson Reuters, Van Son Holland Ink

Responsibilities

•	Phone, deskside, and email technical support for hardware and software to users throughout the United States and the world in a Windows 2003 server environment.
•	Created and compiled documents for online knowledge base for use by clients and support staff at Jewish Theological Seminary, allowing them to work from any environment with internet access.
•	IT support at client sites including virus removal, imaging computers, password resets, troubleshooting HP printers, Outlook, Java, mainframe connectivity, and internet access, move/add/change requests, creating new user accounts in AD and configuring necessary hardware such as computers, printers, Blackberries and scanners.
•	Assisted JTS with testing and rollout of new Oracle based accounting software package and MS Office productivity software.
•	Installed new routers and switches as part of the infrastructure upgrade process at the Jewish Theological Seminary for their Long Island remote office to communicate at higher speeds.
•	Performed asset management of equipment throughout NY & NJ for Thomson Reuters to assist in consolidation and tracking of equipment needing to be upgraded or replaced.

Information Technology Center, Old Bridge, NJ	5/04 – 3/08

Consultant, Level 3 Support Engineer for clients Federal Reserve Bank of New York and The Bank of New York, NDPS Test Engineer, QA Test Engineer, and Novell Subject Matter Expert for Ricoh Corp.

Responsibilities

•	Provided technical support for an enterprise level Novell 6.5 Network at the Federal Reserve and The Bank of New York for the back office staff.

•	Worked extensively on the J.P. Morgan Corporate Trust acquisition at The Bank of New York with project managers in both banks to ensure a smooth transition of the users from the AD network at Chase to the Novell network at The Bank of New York.
•	Day to day administration at The Bank of New York and the Federal Bank of New York including: assisting with troubleshooting Novell clusters, NDS issues, printing issues, SAV issues, helping peers with resolving problems, running reports, client login issues with CIFS and LDAP authentication, using remote management to resolve client PC issues, using Console One, iManager and NWAdmin32 and working with the Backup department to troubleshoot TSM backup failures and remote office backup issues using Tivoli, Arcserve and BackupExec.
•	Testing and troubleshooting the new Konica MFP laser printers for use on the Bank of New York’s network.
•	Created documentation for The Bank of New York and the Federal Reserve Bank of New York Novell networks and updated existing documentation on all Novell servers located throughout the banks.
•	Upgraded and decommissioned Windows and Novell servers and performed the related work including moving replicas and resynchronizing the network.
•	Ran health checks on the network, troubleshooting NetWare synchronization and connectivity issues including performing packet captures with EtherPeek and assisted in the gathering of data, the migration of users and data and the preparation of the new environment.
•	Created the first production Linux laptop image for use by staff at the Federal Reserve Bank of New York for users who did not wish to utilize Windows XP.
•	Provided phone, email, technical support and advice for Ricoh on the following: Ricoh NDPS Gateways in NetWare 5.x-6.5 environment, GroupWise troubleshooting with Ricoh NDPS Gateway, configuration, and testing for latest Ricoh NDPS Gateway,
•	Tested NDPS Gateway version 11 on NetWare 5.1sp8, 6.0sp5 and 6.5sp5 for use with current line of printers from Ricoh and Ricoh divisions.
•	Designed new test matrices and procedures, configured client workstations, tested and configured printer output, screen captures, bug detection and verification, and worked with the software engineer on resolution of bugs.
•	Designed three new multi OS trees for Novell test network for the Quality Assurance Department to better reflect real-world scenarios for testing Ricoh equipment including LDAP and secure LDAP and full replica rings, working with iManager, Remote Manager and other NetWare utilities.

COMPUTER SKILLS

Software : BindviewRMS, SureSync, GroupWise 5.5, BackupExec (NetWare, NT/2000), Arcserve, Lotus Notes, cc:Mail, Exchange, Extra!, IBM Client Access, Netsoft 3.1, Remedy, MS Office 95-2007, WordPerfect 5.1 – 13.0, Canvas. Acronis TrueImage, Symantec Ghost, MS Steady-state

Operating Systems : NetWare 3.x. 4.11. 5.1, 6.x; Windows 3.x, 95, 98, NT 3.51, 4.0 Me, 2000, XP, Vista, Windows 7, 8, 2003 Server, DOS, Linux.

Hardware : Compaq/HP, Dell, IBM, and Intel servers; Tape drives; ADIC, IBM, Compaq, HP, Toshiba, Sony, Dell desktops and laptops; Network Cards, Hubs and switches; wireless hardware from DLink, Netgear, Buffalo and Linksys, Synology and Buffalo NAS, HP, QMS, Ricoh, Xerox, Konica, Brother, Panasonic, Epson, Samsung and Okidata Printers.

EDUCATION

DREXEL UNIVERSITY, Philadelphia, PA	1990
MSME, specialization – Thermo-Fluids

HOFSTRA UNIVERSITY, Hempstead, NY	1987
BE, Engineering Science/Bioengineering .

Family Relationships.

There is no family relationship between any of our officers or directors.

Involvement in Legal Proceedings.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance.

None of our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Board Committees.

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert.

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics.

We do not have a code of ethics.

ITEM 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)(2)	Option Awards (#shares)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

David Breier	2015	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 25, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,140,319 shares of our common stock issued as of March 25, 2016. Unless otherwise indicated, the address of each stockholder listed below is c/o Computron, Inc., 1 East Bedell St., Freeport, NY 11520.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Voting Percentage

Common Stock	David Breier	5,000,000	97.27%
All officers and Directors		5,000,000	97.27%

Changes in Control.

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K, currently.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

For the year ended December 31, 2015, there were no related party transactions.

Director independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

ITEM 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2015 and December 31,2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 10-Q, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $16,000 and $3,500 respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2015 and 2014, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on November 7, 2014)*

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on November 7, 2014)*

23.1	Auditor Consent dated March 15, 2016

31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

*filed as the corresponding exhibit to the Form S-1 effective as of April 20, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Computron, Inc.

Date March 28, 2016	By:	/s/ David Breier
David Breier
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

