Form 10-Q
period 2016-03-31
Computron, Inc.
filed 2016-05-11
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 333-199965

Computron, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-1662242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 East Bedell Street, Freeport, NY	11520
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(516) 697-1657

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

As of March 31, 2016, the Registrant has 5,000,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPUTRON, INC

BALANCE SHEETS

(in US Dollars)

ASSETS	March 31, 2016 (unaudited)	December 31, 2015
	$	$
Current Assets:
Cash and cash equivalents	1,430	4,289
Trade receivables	1,235	-
Other receivable	-	21,050

TOTAL ASSETS	2,665	25,339

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY

Current liabilities:
Account payable and accrued expenses	2,000	6,000
Loan from related party	16,200	16,200

Total liabilities	18,200	22,200

Stockholders’ (deficit) / equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 5,140,319 shares issued and outstanding at March 31, 2016 and December 31, 2015	514	514
Additional paid-in capital	21,036	21,036
Accumulated deficit	(37,085)	(18,411)

Total Stockholders’ (deficit) / equity	(15,535)	3,139

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY	2,665	25,339

The accompanying notes are an integral part of these interim financial statements.

COMPUTRON, INC

STATEMENT OF OPERATIONS

(in US Dollars)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	$	$

Revenue	1,235	1,100

General and administrative expenses :
Filing fees	1,799	-
Advertising	300	-
Professional fees:-
- Auditors’ fees	2,000	4,000
- Legal fees	3,000	1,281
Setup fees	12,500	428
Website expenses	-	25
Other costs	310	30
Total operating expenses	(19,909)	(5,764)

Net loss	(18,674)	(4,664)

Loss per share - basic and diluted:

Net loss per common share	-	-

Weighted average number of common shares outstanding	5,140,319	5,000,000

The accompanying notes are an integral part of these interim financial statements.

COMPUTRON, INC

STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31, 2016	3 Months Ended March 31, 2015
		$
Cash Flows from Operating Activities

Net loss	(18,674)	(4,664)

Changes in operating assets and liabilities
Increase in trade receivables	(1,235)	-
Increase in other receivable	21,050	-
Increase in trade payable	-	4,000
Decrease in accounts payable and accrued expenses	(4,000)	-
	15,815	4,000

Net cash used in operating activities	(2,859)	(664)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Decrease in cash and cash equivalents	(2,859)	(664)

Cash and cash equivalents at beginning of the period	4,289	2,245

Cash and cash equivalents at end of the period	1,430	1,581

The accompanying notes are an integral part of these interim financial statements.

COMPUTRON, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2016, and for the period then ended, is unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2016, and the results of its operations and its cash flows for the three month period ended March 31, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2015, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2016, the Company has an accumulated deficit of $37,085 from operations and has not earned sufficient revenues to cover its operating costs.  The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The ability of the Company to achieve its business plan is dependent upon, among other things, obtaining additional financing to continue operations. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As March 31, 2016, the Company had no potentially dilutive shares.

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

NOTE 3 – OTHER RECEIVABLE

During 2015, the Company issued common stock for cash to various stockholders. Proceeds of $21,050 was transferred to the Company's attorney, who held the proceeds in escrow.

The proceeds were received in full by the company during February 2016.

NOTE 4 – LOAN FROM RELATED PARTY

	March 31,	December 31,
	2016 (unaudited)	2015
	$	$

Loan from related party	16,200	16,200

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – STOCKHOLDER’S DEFICIT

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

During September 2015, the Company issued 13,665 shares of common stock to various stockholders at price of $0.15 per share, for $2,050 cash.

NOTE 6 – INCOME TAXES

The provision (benefit) for income taxes for the three months period ended March 31, 2016 and 2015 was as follows (assuming a 15% effective tax rate):

	March 31,	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	2,801	700
Change in valuation allowance	(2,801)	(700)
Total deferred tax provision	-	-

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
The Company had deferred income tax assets as of March 31, 2016 and December 31, 2015 as follows:

Loss carry forwards	5,563	1,568
Less - Valuation allowance	(5,563)	(1,568)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2016, the Company had approximately $38,085 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

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

The following entities have been identified as related parties:

David Breier Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	March 31	December 31
	2016	2015
	(Unaudited)
	$	$
Balance sheet:
Loan from related party	16,200	16,200

From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – SUBSEQUENT EVENTS

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three Months Ended March 31, 2016.

Revenue for the three months ended March 31, 2016 was $1,235.

General and administrative expenses for the three months ended March 31, 2016 was $19,909.

Liquidity and Capital Resources

As of March 31, 2016 we had $1,430 in cash and cash equivalents, and $18,200 in total liabilities as compared to $1,581 in cash and cash equivalents, and $22,200 in total liabilities as of December 31, 2015.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the three months ending March 31, 2016 we used net cash of $2,859 in operating activities.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of David Breier our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2016. Based upon, and as of the date of this evaluation, David Breier determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on November 7, 2014)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on November 7, 2014)

31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Computron, Inc.

Date: May 10, 2016	By: /s/ David Breier
David Breier
Chief Executive Officer

5