Form 10-Q/A
period 2016-03-31
Computron, Inc.
filed 2016-08-09
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

As of March 31, 2016, the Registrant has 5,140,319 shares of common stock outstanding.

 Explanatory note: The number of shares of common stock outstanding should be 5,140,319.

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