Form 10-Q
period 2016-06-30
Computron, Inc.
filed 2016-08-11
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 333-199965

Computron, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-1662242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 East Bedell Street, Freeport, NY	11520
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(516) 697 1657

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

As of June 30, 2016, the Registrant has 5,140,319 shares of common stock outstanding.

 i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPUTRON, INC

FINANCIAL STATEMENTS

For the six months ended June 30, 2016

COMPUTRON, INC

BALANCE SHEETS

(in US Dollars)

	June 30, 2016 (unaudited)	December 31, 2015
	$	$
ASSETS

Current Assets:
Cash and cash equivalents	6,217	4,289
Other receivable	-	21,050

TOTAL ASSETS	6,217	25,339

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY

Current liabilities:
Account payable and accrued expenses	2,917	6,000
Loan from related party	25,365	16,200

Total liabilities	28,282	22,200

Stockholders’ (deficit) / equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 5,140,319 shares issued and outstanding as of June 31, 2016 and December 31, 2015	514	514
Additional paid-in capital	21,036	21,036
Accumulated deficit	(43,615)	(18,411)

Total Stockholders’ (deficit) / equity	(22,065)	3,139

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY	6,217	25,339

The accompanying notes are an integral part of these interim financial statements.

COMPUTRON, INC

STATEMENT OF OPERATIONS

(in US Dollars)

(Unaudited)

	Three Months period Ended June 30,		Six Months period Ended June 30,
	2016	2015	2016	2015

Revenue	-	12,500	1,235	13,600

General and administrative:-
Professional fees
- Auditors’ fees	3,000	2,000	5,000	6,000
- Legal fees	1,500	2,352	4,500	3,633
Advertising	-	350	300	350
Filing fees	2,020	-	3,819	-
Other costs	10	80	320	110
Setup fee	-	99	12,500	527
Website expenses	-	-	-	25
Total operating expenses	(6,530)	(4,881)	(26,439)	(10,645)

Net (loss)/profit	(6,530)	7,619	(25,204)	2,955

Net (loss)/profit per common share - basic and diluted:

Net (loss)/profit per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	5,140,319	5,000,000	5,140,319	5,000,000

The accompanying notes are an integral part of these interim financial statements.

COMPUTRON, INC

STATEMENT OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30, 2016	6 Months Ended June 30, 2015
	$	$
Cash Flows from Operating Activities

Net (loss)/profit	(25,204)	2,955

Changes in operating assets and liabilities
Other receivables	21,050	(99)
Trade payable	-	2,000
Accounts payable and accrued expenses	(3,083)	99
	17,967	2,000
Net cash (used)/earned by operating activities	(7,237)	4,955

Cash Flows from Investing Activities
Loan with related parties	9,165	-
Net cash earned from operating activities	9,165	-

Cash Flows from Financing Activities	-	-

Decrease in cash and cash equivalents	1,928	4,955

Cash and cash equivalents at beginning of the period	4,289	2,245

Cash and cash equivalents at end of the period	6,217	7,200

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2016, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2016, and the results of its operations and its cash flows for three and six month period ended June 30, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2015, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2016, the Company has an accumulated deficit of $43,615 from operations and a working capital deficit of $22,065 and has not earned sufficient revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As June 30, 2016, the Company had no potentially dilutive shares.

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

The proceeds were received in full by the company during February 2016.

NOTE 4 – LOAN FROM RELATED PARTY

	June 30,	December 31,
	2016 (unaudited)	2015
	$	$
Loan from related party	25,365	16,200

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

During September 2015, the Company issued 13,665 shares of common stock to various stockholders at price of $0.15 per share, for $2,050 cash.

NOTE 6 – INCOME TAXES

The provision (benefit) for income taxes for the six month periods ended June 30, 2016 and 2015 was as follows (assuming a 15% effective tax rate):

	June 30,	June 30,
	2016	2015
	Unaudited
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	3,781	443
Change in valuation allowance	(3,781)	(443)
Total deferred tax provision	-	-

	June 30,	December 31,
	2016	2015
	Unaudited	Audited
	$	$
The Company had deferred income tax assets as of June 30, 2016 and December 31, 2015 as follows:

Loss carry forwards	6,542	2,762
Less - Valuation allowance	(6,542)	(2,762)
Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2016, the Company had approximately $43,615 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

David Breier	Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	June 30,	December 31,
	2016	2015
	Unaudited	Audited
	$	$
Balance sheet:
Loan from related party	25,365	16,200

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three and Six Months Ended June 30, 2016.

Revenue for the three and six months ended June 30, 2016 was $0 and $1,235.

General and administrative expenses for the three months ended June 30, 2016 was $6,530.

1

Liquidity and Capital Resources

As of June 30, 2016 we had $6,217 in cash and cash equivalents, and $28,282 in total liabilities as compared to $4,289 in cash and cash equivalents, and $22,200 in total liabilities as of December 31, 2015.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the six months ending June 30, 2016 we used net cash of $7,237 in operating activities.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of David Breier our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2016. Based upon, and as of the date of this evaluation, David Breier determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2

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

Computron, Inc.

Date August 10th, 2016	By: /s/ David Breier
David Breier
Chief Executive Officer

3