Form 10-Q
period 2016-09-30
Computron, Inc.
filed 2016-11-08
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPUTRON, INC

FINANCIAL STATEMENTS

For the nine months ended September 30, 2016

1

COMPUTRON, INC

BALANCE SHEETS

(in US Dollars)

	September 30, 2016 (unaudited)	December 31, 2015
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	-	4,289
Other receivable	-	21,050

TOTAL ASSETS	-	25,339

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY

Current liabilities:
Account payable and accrued expenses	2,000	6,000
Loan from related party	36,999	16,200

Total liabilities	38,999	22,200

Stockholders’ (deficit) / equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 5,140,319 shares issued and outstanding as of September 30, 2016 and December 31, 2015	514	514
Additional paid-in capital	21,036	21,036
Accumulated deficit	(60,549)	(18,411)

Total Stockholders’ (deficit) / equity	(38,999)	3,139

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY	-	25,339

The accompanying notes are an integral part of these interim financial statements.

COMPUTRON, INC

STATEMENT OF OPERATIONS

(in US Dollars)

(Unaudited)

	Three Months period Ended September 30,		Nine Months period Ended September 30,
	2016	2015	2016	2015

Revenue	-	4,500	1,235	18,100

General and administrative:-
Professional fees
- Auditors’ fees	2,000	4,000	7,000	10,000
- Legal fees	1,500	4,171	6,000	7,804
Advertising	-	-	300	350
Filing fees	798	-	4,617	-
Other costs	135	70	456	180
Repairs and maintenance	-	747	-	747
Setup fee	12,500	-	25,000	527
Website expenses	-	-	-	25
Total operating expenses	(16,933)	(8,988)	(43,373)	(19,633)

Net (loss)/profit	(16,933)	(4,488)	(42,138)	(1,533)

Net (loss)/profit per common share - basic and diluted:

Net (loss)/profit per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	5,140,319	5,126,654	5,140,319	5,036,516

The accompanying notes are an integral part of these interim financial statements.

COMPUTRON, INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	$	$
Cash Flows from Operating Activities

Net (loss)/profit	(42,138)	(1,533)

Changes in operating assets and liabilities
Other receivables	21,050	-
Trade payable	-	2,000
Accounts payable and accrued expenses	(4,000)	2,000
	17,050	4,000

Net cash (used)/earned by operating activities	(25,088)	2,467

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Loan with related parties	20,799	-
Net cash earned from Financing activities	20,799	-

Decrease in cash and cash equivalents	(4,289)	2,467

Cash and cash equivalents at beginning of the period	4,289	2,245

Cash and cash equivalents at end of the period	-	4,712

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2016, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2016, and the results of its operations and its cash flows for the periods ended September 30, 2016, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2016, the Company has an accumulated deficit of $60,549 from operations and has not earned sufficient revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As September 30, 2016, the Company had no potentially dilutive shares.

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

NOTE 4 – LOAN FROM RELATED PARTY

	September 30,	December 31,
	2016 (Unaudited)	2015 (Audited)
	$	$

Loan from related party	36,999	16,200

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

NOTE 6 – INCOME TAXES

The provision (benefit) for income taxes for the six month periods ended September 30, 2016 and 2015 was as follows (assuming a 15% effective tax rate):

	September 30,	September 30,
	2016	2015
	Unaudited
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	6,321	230
Change in valuation allowance	(6,321)	(230)
Total deferred tax provision	-	-

	September 30,	December 31,
	2016	2015
	Unaudited	Audited
	$	$
The Company had deferred income tax assets as of September 30, 2016 and December 31, 2015 as follows:

Loss carry forwards	9,082	2,762
Less - Valuation allowance	(9,082)	(2,762)
Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2016, the Company had approximately $60,549 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

David Breier	Director and greater than 10% stockholder

The following balances existed with related parties:

	September 30,	December 31,
	2016	2015
	$	$
Balance sheet:
Loan from related party	36,999	16,200

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three and Nine Months Ended September 30, 2016.

Revenue for the three and nine months ended September 30, 2016 was $0 and $1,235.

General and administrative expenses for the three months ended September 30, 2016 was $16,933.

Liquidity and Capital Resources

As of September 30, 2016 we had $0 in cash and cash equivalents, and $38,999 in total liabilities as compared to $4,712 in cash and cash equivalents, and $22,200 in total liabilities as of December 31, 2015.

2

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the nine months ending September 30, 2016 we earned net cash of $(25,088) in operating activities.

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

Computron, Inc.

Date November 7th, 2016	By: /s/ David Breier
David Breier
Chief Executive Officer

4