Form 10-K
period 2016-12-31
Ho Wah Genting Group Ltd
filed 2017-04-17
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 333-199965

HO WAH GENTING GROUP LIMITED
(Exact name of registrant as specified in its charter)

Nevada	47-1662242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+ 603 – 2141 - 6422

Computron, Inc.

1 East Bedell Street Freeport, NY 11520

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

As of April 6, 2017, the Registrant has 1,000,055,532 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ( this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Description of the Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii), or (iii) above.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and services and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of our industry, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A. “Risk Factors” and other cautionary statements contained in this Report. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report includes the following:

•	our relationship with, and our ability to acquire members, and to influence the actions of, our members of our Exclusive Travel Membership (defined below);

•	improper action by our employees or members of our Exclusive Travel Membership in violation of applicable law;

•	adverse publicity associated with our products or services, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

•	changing consumer preferences and demands;

•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our member relations and operating results;

•	the competitive nature of our businesses;

•	regulatory matters governing our products and services, including potential governmental or regulatory actions concerning our products and services, risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our partners, pricing and currency devaluation risks;

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

•	adverse changes in the Malaysian economy;

•	our dependence on increased penetration of existing markets;

•	our reliance on our information technology infrastructure and outside service providers and strategic partners;

•	the sufficiency of trademarks and other intellectual property rights;

•	changes in tax laws, treaties or regulations, or their interpretation; and

•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

PART I.

ITEM 1. Description of the Business

Corporate History

We were incorporated in Nevada as Computron, Inc. on August 22, 2014. Our original business was to engage in computer support services.

On October 28, 2016, (i) we changed our name to Ho Wah Genting Group Limited and (ii) we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.0001, to 1,500,000,000 shares of common stock, par value $0.0001 (the “Common Stock”) by filing an Amended and Restated Articles of Incorporation (the “Restated Articles”) with the Nevada Secretary of State. The Company’s name change to “Ho Wah Genting Group Limited” became effective on FINRA’s Over-the-Counter Bulletin Board on November 8, 2016 under the new stock ticker symbol “HWGG”.

We consummated a transaction evidenced by a Share Exchange Agreement dated November 4, 2016, by and among us, Ho Wah Genting Group Sdn. Bhd, a Malaysian private company limited by shares formed in September 2, 1985 (“HWGG”), and the shareholders of HWGG (“HWGG Shareholders”) pursuant to which we acquired from the HWGG Shareholders all of the issued and outstanding equity interests of HWGG in exchange for 560,000 shares of our Common Stock (“Share Exchange”). As a result of the Share Exchange, the HWGG shareholders, as the former shareholders of HWGG, became our controlling shareholders and HWGG became a wholly owned subsidiary of ours. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein HWGG was considered the acquirer for accounting and financial reporting purposes.  In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the acquisition, were replaced with the historical financial statements of HWGG prior to the Share Exchange.

As a result of the Share Exchange, and pursuant to our Split-Off Agreement dated November 4, 2016 with our former controlling shareholder prior to the Share Exchange, we discontinued our pre-exchange business, acquired the business of HWGG and continued the existing business operations of HWGG as a publicly traded company.

As used in this Report, references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Ho Wah Genting Group Limited and its wholly owned subsidiary, HWGG, unless the context otherwise indicates.

Our Current Business

We are an investment holding company currently engaged in promoting entertainment membership, junket operating and marketing of real estate property through our wholly owned subsidiary HWGG.

One of the main products we offer is an exclusive travel membership that focuses on travel and entertainment around the world (“Exclusive Travel Membership”). We strive to serve our member’s every travel need by offering our members discounted vacation packages, hotel and room accommodations, flight arrangements and various on ground transportation means. We are developing our website and mobile application so members can purchase our membership packages online via their computer and mobile device. Currently, a person can purchase a member package at our sales office in Kuala Lumpur, Malaysia. Member packages include products and points that carry a value that approximates the package price. Each member package is available in English and Chinese and typically includes booklets describing us, our compensation plan and rules of member conduct, various training and promotional materials, member applications and a product and services catalog. The price of a member package varies by package type and provides a low cost entry for incoming members. On June 19, 2015, we began offering the following four member packages:

•	Holiday Card Member

•	Classic Card Member

•	Gold Card Member

•	Black Card Member

The Holiday Card Member package was our entry based package, designed for members that wished to try or test our products and services for no annual fee. Holiday Card members had access to our Local and International Membership Subscription, value travel packages and accommodation booking services. This package was terminated in 2017.

The Classic Card Member package is our mid-level entry package and is designed for members that wish to earn extra benefits in addition to those available under our former Holiday Card Member package. It requires a yearly subscription payment of US$8,000 for our International Membership Subscription, or RM 20,000 for our Local Membership Subscription. It provides members up to 12% discount rewards per annum and access to our entertainment services, air ticket purchase services, value travel packages and accommodation booking services.

The Gold Card Member package is our advanced entry-level package. This package provides members up to 13.2% discount rewards per annum and access to our travel arrangement services, entertainment services, air ticket purchase services, value travel packages and accommodation booking services. It requires a yearly subscription payment of US$16,000 for our International Subscription or RM 50,000 for our Local Membership Subscription.

The Black Card Member package is our professional entry-level package. It requires a yearly subscription payment of US$32,000 for our International Membership Subscription or RM 100,000 for our Local Membership Subscription. It provides members up to 14.4% discount rewards per annum and access to our travel arrangement services, entertainment services, air ticket purchase services, value travel packages and accommodation booking services.

Members’ subscription amount will be converted into member redemption points (“MRP”) on an equivalent basis. MRPs can be utilized to purchase products and services offered by us and our partnering company Ho Wah Genting Holiday SDH BHD, a Malaysian corporation (“HWGH”), which pursuant to our Travel and Junket Service Contract dated April 1, 2016, provides travel agency services and prepares tour packages, hotel bookings, and transportation arrangements to offer HWGG’s members and customers. We will recognize revenue from our Exclusive Travel Membership once our members utilize their MRPs on such services and facilities. Discount rewards will be calculated based on month end point balance and rewarded based on month end MRP balance. Discount rewards can be exchanged for entertainment vouchers at selected destinations. All of our membership options terminate after twelve (12) months.

Since launching our membership program in Malaysia in 2015, with minimal promotion, we have generated 252 active members as of December 31, 2016 with the following breakdown:

•	Holiday Card Members Card	:	22

•	Classic Card Members	:	110

•	Gold Card Members	:	76

•	Black Card Members	:	44

With our group’s foresight of the rising competition in the leisure and gaming industry, our main priority is to develop and acquire a unique premium market database via online subscription to our membership program. With the Asian market in sight, we believe a huge database of users will result in better negotiation leverage to secure the best deals for our members, thereby fortifying our unique selling propositions.

In connection to our Exclusive Travel Membership, we also provide junket operating services by promoting premium market players to our partner’s resorts and cruise lines. We currently have an agreement to operate as a licensed junket operator for Genting Malaysia Berhad, a Malaysian public company involved in the leisure and hospitality business covering theme parks, gaming, hotels, seaside resorts and entertainment for over fifty years throughout Asia, and Genting Hong Kong Limited, a Hong-Kong based investment holding company principally engaged in cruise businesses. To date, HWGG is an approved junket operator and local group casino rebate programme for Genting Malaysia Berhad’s casino in Peninsular Malaysia and Genting Hong Kong Limited’s entire Star Cruises Fleet and Resorts World Manila. Pursuant to the Travel and Junket Service Contract, we shared 50% of the commission earned through certain junket operations with HWGH. Starting 2017, HWGG takes 100% of the junket commission from its operations with HWGH. Our Exclusive Travel Membership members may exchange their MRPs for junket services at various leisure entities such as resorts and cruises offered by our strategic partners. HWGG earns an average of 1.0% - 1.5% for the rolling activities of our players.

With such an attractive line-up of privileges and benefits exclusively available to our members, we believe our membership program will stand out as a popular product in Asia’s premium entertainment market. Our Exclusive Travel Membership will further add value to the company as we progress into a future that is increasingly dominated by big data technologies.

Marketing Plan, Overview and Business Strategy

According to the World Travel and Tourism Council, travel and tourism generated $7.6 trillion (USD) and 277 million jobs for the global economy in 2014. In that same year, the World Travel and Tourism Council also noted that international tourist arrivals also surged, reaching nearly 1.14 billion, 46% of which were visitors from emerging economies (up from 38% in 2000).

Through our Exclusive Travel Membership, we intend to tap the travel and tourism industry, particularly through Asia’s emerging markets. We currently provide service arrangements to our partners’ exclusive entertainment lounges located in Malaysia, Singapore, Philippines, and China. Through the growth of our membership, we believe we will gain better negotiation power for the best travel deals for our members, enhancing our unique selling points, products and services that we offer our customers.

As China reigns supreme as Asia’s biggest superpower, it is the biggest market when it comes to membership acquisition due to its large population and huge spending power. We believe China will be one of the biggest contributors to our Company’s revenue due to our strategic partner’s fleet of cruises launched in the China region.

We also believe our junket operation business will be a huge contributor to our future revenue. According to the Statistic Portal, in 2012 the global casino gaming market was projected to have a volume of $131.35 billion (USD). Based on Business Wire News, Asia comprises sixty percent of the world population and is home to many of the world’s top ten biggest casinos by gambling revenue, which are located in Macau and Singapore.

We believe in our strategic partner’s vision of not only promoting the gaming industry but also marketing family focused entertainment, such as entertainment parks, shopping malls and concerts. This diverse marketing approach of our partners will help attract not only the premium market but also satisfy the mass market as well. Since the Company promotes our strategic partners’ resorts and cruises, any promotion of these entertainment and travel destinations will indirectly benefit the Company. This is a distinct advantage for the Company as it builds our market exposure for our products.

To ensure that our Exclusive Travel Membership and junket operation services become known throughout Asia, we plan to release and promote information through word of mouth, promotion and organizing events to further increase our brand recognition.

Competition and Competitive Strengths

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel metasearch websites, mobile travel applications and social media websites, as well as traditional consumer eCommerce and group buying websites. We face these competitors in local, regional, national and/or international markets. Many of our competitors are well established, substantially larger and have substantially greater market recognition, greater resources and broader capabilities than we have. There can be no assurance that we will be able to compete successfully against current and future competitors. The competitive pressures that we face may have a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that while we currently may have disadvantages in the travel and entertainment market, the growth of this market will allow us to earn additional market share if we can expand our membership database and maintain reliable, responsive, and quality service to our Exclusive Travel Membership members and partners.

We intend to use our expertise in the Asian markets and a user-friendly website to compete with the major competitors in this field. We plan to compete on the basis of ease of use, pricing and customer preference.

Junket operation is a niche market, competition is not high, however, it requires a substantial network of high-roller tourists in order to attract VIP players. By providing discount rewards, high quality services and with the continuously growing network that our senior management has, we believe that we are able to pull the necessary VIP players to be successful.

Real Estate Investment Business

Prior to entering the entertainment and travel industry, HWGG was primary engaged in residential and commercial property investment and development in Kuala Lumpur, Malaysia. Throughout the years, we have been approached by property developers and investors requesting that we study property projects in Malaysia. Our portfolio currently consists of a condominium in Kuala Lumpur, Malaysia which generates rental income for us. We may sell or purchase further properties, if opportunities arise that we believe will maximize our overall asset values.

According to local news sources in Malaysia, Malaysia’s property market has softened considerably in 2015 due to cooling measures implemented by its government including stricter and more stringent loan requirements. According to a report published by Malaysia’s Real Estate and Housing Developers Association, loan rejection rates have been reported to be as high as 70%, negatively impacting the country’s property market. A Goods and Services Tax (“GST”) was implemented across the board on April 1, 2015, and property transactions in the first quarter of the year fell by 4.6%, from 92,900 for the same period in 2014. New property prices are estimated to have increased by 3.97% due to higher material costs. While Malaysia’s property market has achieved relative stability compared with the bull run of recent years, it is perceived that this is largely due to the economic situation in the country and not due to the implementation of GST. Domestic buyers are increasingly unable to enter the property market at affordable levels which has resulted in market stagnation in certain regions of Malaysia. The Ringgit Malaysia fell at a 16-year low has caused the property investment market to subdue due to market uncertainties.

Notwithstanding these measures, we expect the housing market to remain resilient and sustainable in the near future. According to an article published by Asean Today, properties in Malaysia will hit a peak by year 2020. Surveys conducted by local reputable firms specializing in analyzing Malaysian investment behavior, noted that Malaysians prefer to invest in property due to higher yields on rental, good appreciation, retirement plan, for better environment and for affordable pricing. Our management believes that foreign investors actually favor Malaysian property due to Malaysia’s modern and sophisticated infrastructure that is being further enhanced by government initiatives to facilitate foreign investment in Malaysia, including tax incentives and easing of laws governing foreign ownership of property. We believe that the property cycle has or will be reaching its bottom line soon and the cycle will turn within these few years. Even with a slowdown in property transaction, our management believes the price of the properties does not drop much (most of the properties either go up in price or remain unchanged) and that real estate investment remains attractive to foreign buyers due to Malaysian’s weaker ringgit (which mean the properties in Malaysia are relatively cheap to foreign investors). All this information provides assurance to us that the property sector in Malaysia remains solid and that now is the best time to invest in this industry. We also believe that by remaining in the property investment industry, we will capture this market by building our brand name.

We may not be able to compete with the big companies at our current stage. Our competitors may have larger financial capacities, greater resource availability, and more diversification in terms of their property portfolios and experience.  Our competitive strategies will focus on the following key areas: lease and sales strategy, target local market (mostly mid income earner), target foreign market (partly mid income earner and partly high income earner) and strategize location with a reasonable pricing.

We have engaged project managers to look into enhancing this sector of our business and are in the early state of exploring and planning our next property investment project. On November 23, 2016, we acquired rights to purchase 202 units in a condominium development scheduled to be completed no later than December 31, 2017 in Negeri Johor, Malaysia, at 40% below market price. Pursuant to such agreement, we are able to resale the units to customers at market price. We will earn approximately 40% of the gross revenue for each unit that we are able to sell by December 31, 2017 and have no obligations to purchase any units that we are unable to find customers for.

Information Technology Business

On June 25, 2015, HWGG acquired 65% of the equity interests of Beedo SDN BHD, a Malaysian corporation that specializes in information technology services (“Beedo”). On July 7, 2015, Beedo increased its issued and paid-up shares from 2,500 to 1,000,000. HWGG acquired an additional 508,375 shares on that date, making its balance of shares 510,000 and effectively diluting its ownership in Beedo from 65% to 51%. On August 12, 2016, HWGG completed the disposal of its subsidiary, Beedo, by wholly transferring the shares it owns to a related party, Dato’ Lim Hui Boon, for the consideration of $118,881 (RM 510,000). Since selling its interest of Beedo, we no longer participate in the information technology services industry.

Long Term Plans

Our long term plan is to expand our travel and entertainment and junket operation business throughout Asia and to the United States, particularly in Las Vegas, Nevada. To achieve this, we will continue to make improvements on our Exclusive Travel Membership and network of VIP players and receive feedback from our members and strategic partners. We will also need to conduct further research and studies to better understand the travel and tourism business and junket operator requirements in those markets.

Additionally, we plan to create an online gaming platform to enhance our membership services. The global online gambling market is expected to grow at a rate of up to 11% from 2016 to 2020, according to Technavio’s report as released in late 2015. The American Gaming Association says the online gambling market is currently valued at approximately US $37 billion annually, and 85 countries have chosen to legalize Internet gambling. With regard to the United States, only a few states have permitted online casino gambling to date, including Nevada, New Jersey and Delaware. A significant share of global online gambling revenue comes from Europe. According to the European Commission, the online gambling market is about $15 billion per year, and it is growing at a rate of approximately 15% on an annual basis. We believe that the online gambling sector is an industry that can contribute significantly to our revenue and further enhance our shareholder value.

Another long term plan is to set up an investment fund. Our management team is currently working with a few investment firms to form connections in order to further contribute to our revenue.

Our management has experience in the Hong Kong, Malaysia and US markets. Our management has helped raise funds for various companies to be used as working capital and other corporate exercise matters, including mergers and acquisitions. Our management has also conducted due diligence for more than 10 different types of industries (mining, construction, properties, manufacturing, food and beverage, trading, beauty products, furniture products and others) for potential investment purposes. With the experience of our management team, we believe that opening an investment fund will be a viable and profitable option to enhance the value of our Company overtime. We intend to work with reputable partners to invest in securities and other permitted assets to generate an additional revenue stream and increase profit for our shareholders.

Patents and Trademarks

At the present we do not have any patents or trademarks.

Need for any Government Approval of Services

We do not require any government approval for our services.

In the event any of our operations or services requires government approval, we will comply with any and all local, state and federal requirements.

Government and Industry Regulation

We are committed to complying with all federal, state and international laws governing our business operations.

We believe that we comply with the requirements in Malaysia for any licenses or approvals to pursue our proposed business plan. In locations where we operate, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licensee and approvals, and to implement regulations. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specific periods of time, revocation of licenses, censures, redress to customers and fines. We may be prevented from operating if our activities are not in compliance with domestic Malaysian regulations.

In addition, we may be subject to various laws and regulations globally, particularly with respect to our travel and entertainment segment of our business. Many countries have either implemented new laws or made revisions to existing laws on travel and entertainment, particularly in the gaming industry, in the last decade. We may be prevented from operating if our activities are not in compliance with certain foreign regulations and must take action to comply with such relevant laws and regulations.

As a junket operator, we may deal with significant amounts of cash in our operations and may be subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted which could adversely affect our operating results.

Furthermore, our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation may delay future plans of development of our current and future properties and result in higher than anticipated developmental and administrative costs.

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

Employees

We currently have 7 full time employees, all of which are located in Malaysia. None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Internet Access to Other Information

Information included on our website does not constitute part of this Report.

ITEM 1A. Risk Factors

RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. WE FACE A VARIETY OF RISKS THAT MAY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS AND MANY OF THOSE RISKS ARE DRIVEN BY FACTORS THAT WE CANNOT CONTROL OR PREDICT. BEFORE INVESTING IN THE SECURITIES YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE FINANCIAL AND OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT. ONLY THOSE INVESTORS WHO CAN BEAR THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT SHOULD CONSIDER AN INVESTMENT IN OUR SECURITIES.

THIS REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

If any of the following or other risks materialize, the Company’s business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our Common Stock. In such a case, investors in our Common Stock could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company or the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Related to our Business and the Industry in Which We Operate

We cannot assure you that we will be profitable.

There is no assurance that we will be profitable, now or in the future. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to significantly accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among Internet users and advertisers. We may also make investments in our products, discontinue underperforming products, as well as develop new products that may impact our profitability. If our revenues grow at a slower rate than we anticipate or decline, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to be profitable. Any of these developments could result in a significant decrease in the trading price of our common stock.

We have a limited operating history upon which investors can evaluate our future prospects.

HWGG did not enter the travel planning, junket operations and information technology services industry until 2015. As an early stage company, it is difficult for our management and our investors to accurately forecast and evaluate our future prospects and our financial results. Our operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to our business in particular. An investment in an early stage company such as ours involves a degree of risk, including the possibility that entire investments may be lost. The risks include, but are not limited to, the possibility that we will not be able to develop expected marketing and distribution channels, attract sufficient numbers of members, or products and/or services which will be accepted in the market. To successfully introduce and market our products and services, we must establish brand name recognition and competitive advantages for our products and services. There are no assurances that we can successfully address these challenges. If we are unsuccessful, we and our business, financial condition and operating results will be materially and adversely affected.

Our business is sensitive to the willingness of our customers to travel. Acts of terrorism, regional political events and developments in the conflicts in certain countries could cause severe disruptions in travel that reduce the number of our active members, resulting in a material adverse effect on our financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers and members to travel. Acts of terrorism may severely disrupt domestic and international travel, which would result in a decrease in customers desire to travel. Regional conflicts could have a similar effect on domestic and international travel. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would have an adverse effect on our financial condition, results of operations or cash flows.

Natural or man-made disasters, an outbreak of highly infectious disease, terrorist activity or war could adversely affect customers’ willingness to travel and disrupt our operations, resulting in a material adverse effect on our financial condition, results of operations or cash flows.

So called “Acts of God,” such as typhoons, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious diseases, such as avian flu, SARS and H1N1 flu, terrorist activity or war may result in decreases in travel to and from, and economic activity in, areas in which we offer travel discounts, packages and awards and may adversely affect the number of our active members. Any of these events also may disrupt our ability to adequately staff our business, could generally disrupt our operations and could have a material adverse effect on our financial condition, results of operations or cash flows.

We will rely on third parties to develop the products and services which we offer and sell.

We will not develop the travel products, packages and services which we offer and sell. Therefore, our success will substantially depend upon our ability to develop, maintain and expand our strategic relationships with our partners. Any impairment in our relationship with these partners could have a material adverse effect on our business, results of operations, cash flow and financial condition. There can be no assurance that we will be able to retain these relationships on commercially reasonable terms, if at all.

Our products and services may not be accepted in the market.

We cannot be certain that the products and services which we may determine to market and sell will achieve or maintain market acceptance. Market acceptance of our products and services depends on many factors, including our ability to convince individuals to join our Exclusive Travel Membership, present our products and services as more attractive than competing products and services and price products and services competitively.

If we are unable to retain our existing members and recruit additional members, our revenue will not increase and may even decline.

Our members may terminate their services at any time and we will experience relatively high turnover among our members from year to year. People who join us to purchase our products and services for personal consumption frequently will only stay with us for a short time. To increase our revenue, we must increase the number of our members.

If our initiatives do not drive growth in the number of our members our operating results could be harmed. Our operating results could be harmed if we do not generate sufficient interest in our business and or products and services to retain and motivate our existing members and attract new members to join us.

The number and productivity of our members could be harmed by several additional factors, including:

•	any adverse publicity regarding us, our products and services, our distribution channels, or our competitors;

•	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products and services;

•	lack of compelling products or services or income opportunities that generate interest;

•	any negative public perception of our products and services;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry;

•	general economic and business conditions; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain members in such market.

Laws and regulations may prohibit or severely restrict the business that we are involved in and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.

Various government agencies throughout the world regulate travelling and entertainment practices. Different country has different laws and regulations, in certain of the jurisdictions in which we operate and expect to operate are stringent than others and subject to broad discretion in enforcement by regulators.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and may require significant resources. The laws and regulations may modify from time to time. This can require us to make changes to our business model and aspects of our sales plan in the markets impacted by such changes. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline.

Adverse publicity concerning our business, marketing plan, products and services or people could harm our business and reputation.

Expected growth in our member base and consumers and our results of operations can be particularly impacted by adverse publicity regarding us, the nature business model, our products and services or the actions of our members and employees. Given the nature of our operations and our continuous need to recruit and retain consumers and members, we are particularly vulnerable to adverse publicity.

Critics of our industry and individuals who want to pursue an agenda may, in the future, utilize the Internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation.

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth in international markets is exposed to risks associated with our international operations, including:

•	the possibility that a foreign government might ban or severely restrict our business method (especially our junket business), or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

•	the lack of well-established or reliable legal systems in certain areas where we operate or expect to operate;

•	the presence of high inflation in the economies of international markets in which we operate or expect to operate;

•	the possibility that a government authority might impose legal, tax or other financial burdens on us or our sales force, due, for example, to the structure of our operations in various markets; and

•	the possibility that governments may impose currency remittance restrictions limiting our ability to repatriate cash.

Government authorities may question our tax or customs positions or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a U.S. company doing business globally, we are subject to all applicable tax and customs laws, including those relating to intercompany pricing regulations and transactions between our corporate entities in the jurisdictions in which we do business. We expect that periodically we will be audited by tax and customs authorities around the world. If authorities challenge our tax or customs positions, including those regarding transfer pricing and customs valuation and classification, we may be subject to penalties, interest and payment of back taxes or customs duties. Since tax rates vary from country to country, any tax assessments might also impact our ability to fully utilize foreign tax credits on our U.S. consolidated tax return. The tax and customs laws in each jurisdiction are continually changing and are further subject to interpretation by the local government agencies. Despite our best efforts to be aware of and comply with tax and customs laws, including changes to and interpretations thereof, there is a potential risk that the local authorities may argue that we are out of compliance. Such situations may require that we defend our positions and/or adjust our operating procedures in response to such changes. Any or all of these potential risks may increase our effective tax rate or otherwise harm our business.

We do not carry any business interruption insurance, product liability or recall insurance or third-party liability insurance.

Our business operations may involve many risks, including natural disasters, labor disturbances, business interruptions, property damage, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance for our business to cover claims in respect of personal injury or property or environmental damage arising from accidents on our property or relating to our operations. Therefore, we may not have insurance coverage sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

Our success depends to a significant degree upon the continued contributions of our senior management and other key employees, many of whom would be difficult to replace. Our senior management and key employees may voluntarily terminate their employment with us at any time. In addition, we need to continue to attract and develop qualified management personnel to sustain growth in our markets. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

The inability of our products and services and other initiatives to gain or maintain market acceptance could harm our business.

Our operating results could be adversely affected if our products and services, business opportunities, and other initiatives do not generate sufficient enthusiasm and economic benefit to attract new consumers and people interested in joining our Exclusive Travel Membership. Potential factors affecting the attractiveness of our products and services, business opportunities, and other initiatives include, among other items, perceived product and service quality, product and service exclusivity or effectiveness, economic success in our business opportunity, adverse media attention or regulatory restrictions on claims.

In addition, our ability to develop and introduce new products and services could be impacted by, among other items, government regulations, the inability to attract and retain qualified development staff, the termination of third-party collaborative arrangements, intellectual property of competitors that may limit our ability to offer innovative products and services or that challenge our own intellectual property, and difficulties in anticipating changes in consumer tastes and buying preferences.

Our markets are intensely competitive and market conditions and the strengths of competitors may harm our business.

The markets for our products and services are intensely competitive. Our results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage.

Any failure of our internal controls over financial reporting or our compliance efforts could harm our stock price and our financial and operating results or could result in fines or penalties.

We have implemented internal controls to help ensure the accuracy of our financial reporting and have implemented compliance policies and programs to help ensure that our employees comply with applicable laws and regulations. We regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all significant or material weaknesses in our internal controls. Any failure to correct a weakness in internal controls could result in the disclosure of a material weakness. If a material weakness results in a material misstatement in our financial results, we may also have to restate our financial statements.

From time to time, we may initiate further investigations into our business operations based on the results of our internal and external audits or on complaints, questions or allegations made by employees or other parties regarding our business practices and operations. In addition, our business and operations may be investigated by applicable government authorities. In the event any of these investigations identify material violations of applicable laws by our employees, we could be subject to adverse publicity, fines, penalties or loss of licenses or permits.

Cyber security risks and the failure to maintain the integrity of our member data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

We will collect and retain large volumes of member data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, or member data which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

Some of the markets in which we operate may become highly inflationary, which could negatively impact our financial position, results of operations or cash flows.

In some of our markets, we face risks associated with high levels of inflation. High levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations.

Some of the markets in which we operate have currency controls in place, which may restrict our repatriation of cash.

If foreign governments restrict transfers of cash out of their country and control exchange rates, we may be limited as to the timing and amount of cash we can repatriate and may not be able to repatriate cash at beneficial exchange rates, which could have a material adverse effect on our financial position, results of operations or cash flows.

Our business could be severely harmed if the Malaysian government changes its policies, laws, regulations, tax structure or its current interpretations of its laws, rules and regulations relating to our operations in Malaysia.

Our business is located in Kuala Lumpur, Malaysia and virtually all of our assets are located in Malaysia. Majority of our members and customers are located in Malaysia. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to Malaysia’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to

•	Changes in policies by the Malaysian government resulting in changes in laws or regulations or the interpretation of laws or regulations,

•	changes in taxation,
•	changes in employment restrictions,
•	import duties, and
•	currency revaluation.

Failure to comply with the U.S. foreign corrupt practices act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

Our executive officers, employees and other agents may violate applicable law in connection with the marketing or sale of our products and services, including China’s anti-corruption laws and the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. The PRC also strictly prohibits bribery of government officials. However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.

While we intend to implement measures to ensure compliance with the FCPA and Chinese anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

We have not had, and do not intend to have, any current or historic experience with non-compliance with FCPA or Chinese anti-corruption laws.

Our current management team has very limited experience in operating a public company and complying with public company obligations.

Our current management team has limited experience in operating a publicly traded company in the United States. As a public company, we are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. These requirements might place a strain on our systems, resources and management, and as a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

Risk Factors to our Real Estate Property Investment Business

If we are unable to find suitable real estate property investments, we may not be able to achieve our investment objectives.

Our ability to achieve our investment objectives depends upon the performance of our management, in the acquisition of our real estate property investments, including the determination of any financing arrangements, and upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The current market for properties meeting our investment objectives is highly competitive as is the leasing market for such properties. We are also subject to competition in seeking to acquire real estate-related investments. We can give no assurance that we will be successful in obtaining suitable investments on financially attractive terms or that, our investment objectives will be achieved.

Our inability to sell or lease a property when we desire could adversely affect our business.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell or lease properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell or lease a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. We, however, can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell or lease our properties at a profit. Our inability to sell or lease properties at the time and on the terms we want could reduce our cash flow and future earnings.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investment.

We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate limited partnerships and trusts and other entities engaged in real estate investment activities. Larger real estate investment companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for properties and other investments, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

Risks Related to our Financial Condition

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses since our inception. We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest to grow our business, engage new members to our Exclusive Travel Membership, and invest in real estate property. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. If we are unable to do so, the Company and its business, financial condition and operating results could be materially and adversely affected.

Our operating losses raise substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our historical operating losses and lack of revenues to support our cost structure raise substantial doubt about our ability to continue as a going concern. If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

We may incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. HWGG, our operating company, is newly reporting and we are adjusting to the increased disclosure requirements for us to comply with corporate governance and accounting requirements.

Investment Risks

You could lose all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose your entire investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our shares offered hereby. The Company will be authorized to issue an aggregate of 1,500,000,000 shares of Common Stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

There currently is no public market for our Common Stock and there can be no assurance that a public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There is currently no public market for shares of our Common Stock and one may never develop. Our Common Stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our Common Stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our Common Stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise capital.

We do not anticipate paying dividends on our Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of Common Stock. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on an audit committee which we expect to establish.

As a result of members of our management being our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of other stockholders.

Our executive management team owns or controls a significant percentage of our common stock. Additionally, this does not reflect the increased percentages that they may have in the event that they exercise any of the options or warrants they may in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of other stockholders. As a result, in addition to their positions with us, such persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our Articles of Incorporation or Bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We may not be able to achieve secondary trading of our stock in certain states because our common stock is not nationally traded, which could subject our stockholders to significant restrictions and costs.

Because our common stock is not listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. These laws cover any primary offering we might attempt and all secondary trading by our stockholders. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

***

The risks above do not necessarily comprise all of those associated with an investment in the Company. This Report contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause the actual results, financial condition, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive office is currently located at Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia, where the Company leases approximately 800 square feet free of charge from Ho Wah Genting Berhad, a public Malaysian corporation (“HWGB”). Two sons of Dato Lim Hui Boon, our president, are directors of HWGB. In addition, Dato Lim Hui Boon is the Group President and shareholder of HWGB. We do not have a separate contract with HWGB for our office space. We believe our facilities are adequate for our current needs.

We own the Endah Puri Condominium located at A-19-02, Jalan 3/149E, Bandar Baru Sri Petaling, 57000 Kuala Lumpur, Malaysia. The property is currently rented out with a monthly rental of RM 2,000 (approximately US$ 480.00).

ITEM 3. Legal Proceedings

We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently eligible for quotation and trades on the OTC Markets under the symbol “HWGG.” The quotation of our common stock under this symbol began on November 8, 2016. Prior to such date our common stock no public market currently existed for our shares of our common stock.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. All share and per share information included in this Report has been been adjusted to reflect our 1428-for-1 forward stock split. The last reported sales price of our common stock on the OTC Markets on April 7, 2017 was $0.55 per share.

	High		Low
Year ended December 31, 2015
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A
Year ended December 31, 2016
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter (from November 8, 2016)		0.002		0

Number of Holders

As of April 6, 2017 the Company has 1,000,055,532 shares issued and outstanding of common capital stock of the Company by approximately 29 stockholders of record and no shares of preferred.

Dividends

As previously reported in a Current Report on Form 8-K filed with the SEC on November 17, 2016 and November 30, 2016, on November 8, 2016, which Current Reports are hereby incorporated by reference in its entirety, our Board of Directors declared a 1428-for-1 forward stock split of the Company’s outstanding Common Stock in the form of a dividend (the “Stock Split”) with a record date of November 18, 2016 (the “Record Date”). On November 28, 2016, Financial Industry Regulatory Authority, Inc. (“FINRA”) notified us of its announcement of the payment date of the Stock Split as November 29, 2016 (the “Payment Date”) and ex-dividend date as November 30, 2016 (the “Ex-Dividend Date”). On the Payment Date, as a result of the Stock Split, each holder of the Company’s Common Stock as of the Record Date received 1,428 additional shares of the Company’s Common Stock for each one share owned, rounded up to the nearest whole share. As of the Ex-Dividend Date, our Common Stock began trading on a post-split adjusted basis.

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

Recent Sales of Unregistered Securities

Shares Issued in Connection with the Share Exchange

On November 4, 2016, pursuant to the terms of the Share Exchange, all of the shares of HWGG were exchanged for 560,000 restricted shares of our Common Stock. This transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as not involving any public offering and/or Regulation S under the Securities Act. None of the shares were sold through an underwriter and accordingly, there were no discounts or commissions involved.

On November 8, 2016, our Board of Directors declared a 1428-for-1 Stock Split with a Record Date of November 18, 2016. On November 28, 2016, FINRA notified us of its announcement of the Payment Date and Ex-Dividend Date. On the Payment Date, as a result of the Stock Split, each holder of the Company’s Common Stock as of the Record Date received 1,428 additional shares of the Company’s Common Stock for each one share owned, rounded up to the nearest whole share. As of the Ex-Dividend Date, our Common Stock began trading on a post-split adjusted basis.

ITEM 6. Selected Financial Data

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

As a result of the Share Exchange and the change in business and operations of the Company, from engaging in the business of computer support services to the business of (1) promoting travel and entertainment through the e-commerce business model by offering a unique membership program that offers its members exclusive travel discounts and rebates, (2) providing junket operator services and (3) developing and investing in real property, a discussion of the past financial results of Ho Wah Genting Group Limited is not pertinent, and under generally accepted accounting principles in the United States the historical financial results of HWGG, the accounting acquirers, prior to the Share Exchange are considered the historical financial results of the Company.

The following discussion highlights Ho Wah Genting Group Limited’s results of operations and the principal factors that have affected its financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the financial condition and results of operations presented herein. The following discussion and analysis is based on Ho Wah Genting Group Limited’s audited financial statements contained in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

Overview

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of HWGG for the fiscal years ended December 31, 2016 and 2015 and the related notes thereto.

For the year ended December 31, 2016 compared to December 31, 2015

Revenue

We recognized revenue of $96,822 and $35,019 for the year ended December 31, 2016 and 2015 respectively. The increase for the year ended December 31, 2016 was due to the increase of revenue  from the Exclusive Travel Membership business of HWGG and sales of Beedo.

Cost of Sales

Cost of sales for the year ended December 31, 2016 was $20,060, compared to $10,194 for the year ended December 31, 2015. The increase for the year ended December 31, 2016 was due to recognition of our Exclusive Travel Membership members’ redemption costs, which was $0 for the year ended December 31, 2015.

Gross Profit

Gross profit was $76,762 for the year ended December 31, 2016, compared to $24,825 for the year ended December 31, 2015, an increase of $51,937, or 209%. The increase was attributable to the increase in revenue due to our expansion and development of our businesses.

Operating Expenses

For the year ended December 31, 2016, the total operating expenses was $685,697, compared to $215,795 for the year ended December 31, 2015. The operating expenses increased by $469,902, or 218%, which was mainly caused by the increase of expenses in supporting a larger customer base, an increase in discount rewards by $179,945, professional fees by $165,518, and commission payables by $105,332.

Liquidity and Capital Resources

As of December 31, 2016, we had a cash balance of $363,015. During the year ended December 31, 2016, net cash used by operating activities totaled $102,703. Net cash provided by investing activities during the fiscal period ending December 31, 2016 totaled $41,855. Net cash used in financing activities during the same period totaled $92,963. The resulting change in cash for the period was a decrease of $108,892, which was primarily due to an increase of other receivables, deposits and prepayments, and an increase in amounts due from related parties.s.

As of December 31, 2015, we had a cash balance of $471,907. During the year ended December 31, 2015, net cash provided by operating activities totaled $528,854. Net cash used in investing activities for the year ending December 31, 2015 totaled $68,720. Net cash provided by financing activities during the same period totaled $92,963. The resulting change in cash for the period was an increase of $465,790, which was primarily due to the increase of other payables. Compared to December 31, 2014, we had a cash balance of $6,117.

As of December 31, 2016, we had current liabilities of $2,711,378, which was comprised of other payables and accruals of $2,444,571, and amount due to related party of $266,807.

As of December 31, 2015, we had current liabilities of $914,677, which was comprised of other payables and accrual of $906,941 and amounts due to directors of $7,736.

We had net liabilities of $352,571 and $501,492 as of December 31, 2016. We had net assets of $501,492 as of December 31, 2015.

Beedo SDN BHD (“Beedo”)

HWGG acquired a majority ownership interest in Beedo on June 25, 2015. On August 12, 2016, HWGG transferred its shares of Beedo to its related party, Dato’ Lim Hui Boon, for the consideration of $118,881 (RM 510,000).

Going Concern Consideration

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2016, the Company reported a net loss of $798,637 and working capital deficit of $412,635. The Company had an accumulated deficit of $533,282 as of December 31, 2016 due to the fact that the Company incurred losses during the year ended December 31, 2016.

Continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

These consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no “off-balance sheet arrangements” (as the term is defined in Item 303(a)(4)(ii) of Regulation S-K) including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2016 and December 31, 2015.

Revenue Recognition

The Company provides rental and information technology services to customers. Lease revenue is recognized using the straight-line method in accordance with ASC Topic 970-605, “Real Estate-General-Revenue Recognition” (“ASC Topic 970-605”). Revenue from the provision of information technology services is recognized when (a) there is persuasive evidence that an arrangement exists, (b) delivery has occurred, (c) the vendor’s fee is fixed or determinable and (d) collectability is probable in accordance with ASC Topic 95-605, “Software-Revenue Recognition” (“ASC 985-605”).

Recent Accounting Pronouncements

Revenue Recognition:     In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09(modified retrospective method). We are currently assessing the materiality of the impact to our consolidated financial statements, and have not yet selected a transition approach.

Disclosure of Going Concern Uncertainties:     In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2on our consolidated financial statements.

Stock-based Compensation:    In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2016-18 is required to be applied retrospectively. Upon the adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

HO WAH GENTING GROUP LIMITED

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Ho Wah Genting Group Limited

We have audited the accompanying consolidated balance sheets of Ho Wah Genting Group Limited and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the each of the years in the two-year period ended December 31, 2016. Ho Wah Genting Group Limited’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Ho Wah Genting Group Limited as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2016. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

Hong Kong, China

April 17, 2017

HO WAH GENTING GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of	As of
	December 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$363,015	$471,907
Other receivables, deposits and prepayment	747,551	2,175
Amount due from related company	1,152,014	236,279
Amount due from a director	23,503	578,358
Short-term investments	12,660	40,979
Total Current Assets	2,298,743	1,329,698

PROPERTY AND EQUIPMENT, NET	60,064	86,471
TOTAL ASSETS	$2,358,807	$1,416,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$2,444,571	$906,941
Amounts due to related party	266,807	-
Amount due to directors	-	7,736
Total Current Liabilities	2,711,378	914,677

STOCKHOLDERS’ EQUITY
Common stock (Par value of $0.0001: 1,500,000,000 shares authorized; 1,000,055,532 and 200,375,532 shares issued and outstanding as of December 31, 2016 and December 31, 2015)	100,006	20,038
Additional paid in capital	302,166	382,134
Retained earnings	(533,282)	265,355
Non-controlling interest	-	101,861
Accumulated other comprehensive income	(221,461)	(267,896)
Total Stockholders’ Equity	(352,571)	501,492

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,358,807	$1,416,169

The accompanying notes are an integral part of the consolidated financial statements.

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENTS OPERATIONS OF COMPREHENSIVE LOSS

	For the year ended December 31,
	2016	2015

REVENUE	$96,822	$35,019

COST OF REVENUE	20,060	10,194

GROSS PROFIT	76,762	24,825

OPERATING EXPENSES
Administrative expenses	(685,697)	(211,133)
Goodwill written off	-	(4,662)
Total Operating Expenses	(685,697)	(215,795)

LOSS FROM OPERATIONS	(608,935)	(190,970)

OTHER (EXPENSES) INCOME, NET
Gain on disposal of short-term investments	1,604	-
Fair value gain on short-term investments	-	820
Other income	(4,570)	18,945
Other operating expenses	(211,884)	-
Exchange (loss) gain	6,524	-
Total Other (Expenses) Income, net	(208,326)	19,765

NET LOSS BEFORE TAXES	(817,261)	(171,205)

Income tax expense	(725)	(121)

LOSS FROM CONTINUING OPERATIONS	(817,986)	(171,326)
Gain (loss) from disposal of subsidiary	7,397	-
NET LOSS	(810,589)	(171,326)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	46,435	(122,661)

TOTAL COMPREHENSIVE LOSS	(764,154)	(293,987)

Net loss contributed to non-controlling interest	$(11,952)	$(11,246)
Net loss contributed to shareholders	(798,637)	(160,080)
Total net loss	(810,589)	(171,326)

Total comprehensive loss contributed to non-controlling interest	$(18,619)	$(33,271)
Total comprehensive loss contributed to shareholders	(745,535)	(260,716)

Net loss per share
- basic and diluted
Continuing	(0.00)	(0.00)
Discontinued	(0.00)	-
	(0.00)	(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	830,886,025	200,375,532

The accompanying notes are an integral part of the consolidated financial statements

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

						Accumulated
	Common stock		Additional		Non	other
	Number of		paid in	Accumulated	controlling	comprehensive
	shares	Amount	capital	deficit	interest	income (loss)	Total

Balance at December 31, 2014	200,375,532	$20,038	$382,134	$425,435	$-	$(158,362)	$669,245
Acquisition of subsidiary	-	-	-	-	126,234	-	126,234
Net loss	-	-	-	(160,080)	(11,246)	-	(171,326)
Foreign currency translation gain	-	-	-	-	(13,127)	(109,534)	(122,661)
Balance at December 31, 2015	200,375,532	20,038	382,134	265,355	101,861	(267,896)	501,492
Reverse merger recapitalization	799,680,000	79,968	(79,968)	-	-	-	-
Disposal of subsidiary	-	-	-		(83,242)	-	(83,242)
Net loss	-	-	-	(798,637)	(11,952)	-	(810,589)
Foreign currency translation gain	-	-	-	-	(6,667)	46,435	39,768
Balance at December 31, 2016	1,000,055,532	$100,006	$302,166	$(533,282)	$-	$(221,461)	$(352,571)

The accompanying notes are an integral part of the consolidated financial statements.

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(798,637)	(160,080)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	5,489	3,823
Other receivables, deposits and prepayment	(745,376)	(1,728)
Advance from director	554,855	(236,279)
Due from related party	(915,735)
Other payables and accrued expenses	1,537,630	906,293
Income tax payable		-
Amount due to directors	(7,736)	16,825
Amounts due to related party	266,807	-
Net cash generated from (used in) operating activities	(102,703)	528,854

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,476)	(27,741)
Purchase of subsidiary	24,937	-
Purchase of equity instruments	22,394	(40,979)
Net cash used in investing activities	41,855	(68,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Loss attributable to non-controlling interest	(92,963)	92,963
Net cash provided by financing activities	(92,963)	92,963

EFFECT OF EXCHANGE RATES ON CASH	44,919	(87,307)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(108,892)	465,790

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	471,907	6,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$363,015	$471,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$725	121

The accompanying notes are an integral part of the consolidated financial statements.

HO WAH GENTING GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS

(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Ho Wah Genting Group Limited (“HWGG”), a Nevada corporation (formerly Computron, Inc.) through Ho Wah Genting Group SDN BHD (“Malaysia HWGG”), a Malaysia company and our wholly owned subsidiary, is engaged to promote travel and entertainment services to members to our partnering resorts and cruises in the Asia region and develop and invest in real estate property.

On September 2, 1985, Malaysia HWGG was incorporated under the laws of Malaysia as a private company limited by shares with the name “Ho Wah Genting Holdings SDN. BHD” for the purpose of functioning as a holding company to obtain ownership interests in Malaysian businesses across various industries. Throughout the years, we have expanded our business operations and undergone multiple name changes and restructuring to fit our evolving business objectives. First on February 17, 1989, the company changed its name to “Ho Wah Genting Group (M) SDN. BHD.” On October 2, 1990, the company changed its name to “Ho Wah Genting Group SDN. BHD.” On December 22, 1990 its name was changed to “Ho Wah Genting Group Berhad” and was converted to a public company limited by shares. Lastly, on January 18, 1995, the company converted back into a private company limited by shares and changed its name to “Ho Wah Genting Group Sdn. Bhd.”

From 1985 to 2005, Malaysia HWGG was involved in wire and cable, taxi, travel agent and tour bus charterers and general insurance agent services. In August 2006, Malaysia HWGG shifted its operations to primarily focus on commercial and residential property investment by purchasing a condominium in Kuala Lumpur, Malaysia and renting it out for revenue.

In 2015, Malaysia HWGG entered the travel and entertainment services business by launching the Exclusive Travel Membership program in Malaysia.

On June 25, 2015, Malaysia HWGG acquired 65% of the equity interests of Beedo SDN BHD (“Beedo”). On July 7, 2015, Beedo increased its issued and paid-up shares from 2,500 to 1,000,000. HWGG acquired an additional 508,375 shares on that date, making its balance of shares 510,000 and effectively diluting its shareholding in Beedo from 65% to 51%. Beedo is mainly engaged in the provision of information technology services. On August 12, 2016, HWGG completed the disposal of its subsidiary, Beedo, by wholly transferring the shares it owns to a related party, Dato’ Lim Hui Boon, for the consideration of $ 118,881 (RM 510,000).

REVERSE MERGER

On October 28, 2016, Computron acquired all the issued and outstanding shares of Malaysia HWGG, a privately held Malaysia corporation, pursuant to the Share Exchange Agreement and Malaysia HWGG became the wholly owned subsidiary of Computron in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Malaysia HWGG common stock were converted, at an exchange ratio of 0.56-for-1, into an aggregate of 799,680,000 (560,000 pre-reverse split) shares of Computron common stock and Malaysia HWGG became a wholly owned subsidiary of Computron. The holders of Computron’s common stock as of immediately prior to the Merger held an aggregate of 200,375,532 (140,319 pre-reverse split) shares of Computron’s common stock. The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, Computron’s name was changed from “Computron, Inc.” to “Ho Wah Genting Group Limited.”.

On November 4, 2016, we completed and closed a share exchange (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”) of the same date by and among us, Malaysia HWGG and the shareholders of Malaysia HWGG pursuant to which Malaysia HWGG became a wholly owned subsidiary of ours. In the Share Exchange, all of the outstanding shares of Malaysia HWGG were converted into shares of our Common Stock.

In connection with the Share Exchange and pursuant to the Split-Off Agreement (defined below), we transferred our pre-Share Exchange assets and liabilities to our pre-Share Exchange majority stockholder, in exchange for the surrender by him and cancellation of 5,000,000 shares of our Common Stock.

Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Malaysia HWGG’s former stockholders received the greater portion of the voting rights in the combined entity and Malaysia HWGG’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a recapitalization effected by a share exchange, wherein Malaysia HWGG is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Malaysia HWGG have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in Malaysia HWGG's consolidated financial statements are those of Malaysia HWGG and are recorded at the historical cost basis of Malaysia HWGG.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Principles of consolidation

The consolidated financial statements include the accounts of HWGG, Malaysian HWGG and its subsidiary, Beedo, collectively referred to within as the Company. All material intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Foreign currency translation and transactions

The functional currency of the Company is the Malaysian Ringgit (“MYR”) and reporting currency of the Company is the United States Dollar (“USD”). The financial statements of the Company are translated into USD using the exchange rate as of the balance sheet date for assets and liabilities and average exchange rate for the year for income and expense items. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders’ equity.

Cash and cash equivalents

The Company considers highly-liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2016 and 2015, the Company’s cash and cash equivalents were comprised of cash in bank of $363,015 and $471,907, respectively.

Investments

The Company invests its excess cash primarily in equity instruments of high-quality corporate issuers listed on the Main Board of Bursa Malaysia. Such securities are classified as short-term investments. They are classified as available-for-sale and carried at fair value.

Changes in the value of these investments are primarily related to changes in their share prices and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported in the Consolidated Statements of Comprehensive Loss. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

Fair value of financial instruments

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2016 and 2015, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Property and equipment, net

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Leasehold building	50 years

Computer and software	5 years

Furniture and fixtures	5 years

Leasehold improvement	10 years

Goodwill and intangible assets

Goodwill is calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level.

Under applicable accounting guidance, the goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.

Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adjustments to measure the assets, liabilities, and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidation balance sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.

Goodwill amounting to $4,662 was generated from the acquisition of Beedo on June 25, 2015. In 2015, the Company recorded a goodwill write-down of $4,662, which eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income. Furthermore, the Company’s anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. The goodwill write-down was included as a component of operating expense in 2015.

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Revenue recognition

The Company provides rental, Information technology and junket operation services to customer. For the years ended December 31, 2016 and 2015, the Company has recognized $5,801 and $6,147 in lease revenue respectively, based upon its annual rental over the life of the operating lease. Lease revenue is recognized using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”). For the years ended December 31, 2016 and 2015, the Company has recognized $ 74,291 and $28,872, respectively, in revenue from the provision of information technology services. Revenue from the provision of information technology services is recognized when (a) there is persuasive evidence that an arrangement exists, (b) delivery has occurred, (c) the vendor’s fee is fixed or determinable and (d) collectability is probable in accordance with ASC Topic 985-605, “Software – Revenue Recognition” (“ASC 985-605”). Junket operation revenue is recognized when service is performed, vendor’s fee is fixed or determinable and collectability is probable. For the years ended December 31, 2016 and 2015, the Company recognized $16,730 and nil, respectively in revenue from junket operations.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the combined financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company recognized $725 and $121 income tax expense for the year ended December 31, 2016 and 2015, respectively.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Combined Statement of Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the years ended December 31, 2016 and 2015, there is no dilutive effect due to net loss for the periods.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the year ended December 31, 2016, the Company operated in three reportable business segments: (1) investment property holding which generates rental income from the leasing out of its leasehold building, (2) exclusive membership and junket operations (3) information technology services, which generates revenue from the provision of information technology services, and (4) others which comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the years ended December 31, 2016 and 2015.

Related party transactions

A related party is generally defined as:

(i) any person that holds the Company’s securities including such person’s immediate families,

(ii) the Company’s management,

(iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv) anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recently issued accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The FASB heard from stakeholders that the concept of extraordinary items causes uncertainty because it is unclear when an item should be considered both unusual and infrequent. Additionally, some stakeholders said that although users find information about unusual or infrequent events and transactions useful, they do not find the extraordinary item classification and presentation necessary to identify those events and transactions. Other stakeholders noted that it is extremely rare in current practice for a transaction or event to meet the requirements to be presented as an extraordinary item.

This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The FASB has issued an Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities.

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current U.S. GAAP by:

-Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

-Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

-Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. For private companies and not-for-profit organizations, the ASU will be effective for annual periods beginning after December 15, 2016; and for interim periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period.

The FASB has issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements.

The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software.

The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.

The FASB has issued ASU No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force). The amendments apply to master limited partnerships subject to the Master Limited Partnerships Subsections of Topic 260, Earnings per Share, that receive net assets through a dropdown transaction.

The amendments specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required.

Current GAAP does not contain guidance for master limited partnerships that specifies how historical earnings per unit should be affected when a dropdown transaction occurs that is accounted for as a transaction between entities under common control.

The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments should be applied retrospectively for all financial statements presented.

The FASB has issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient.

Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must consider the length of time until those investments become redeemable to determine the classification within the fair value hierarchy.

The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2015-10, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the FASB Accounting Standards Codification™ (Codification). The amendments generally fall into one of the types of amendments listed below.

1. Amendments Related to Differences between Original Guidance and the Codification. These amendments arose because of differences between original guidance (e.g., FASB Statements, EITF Issues, and so forth) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this section may relate to guidance that was codified without some text, references, or phrasing that, upon review, was deemed important to the guidance.

2. Guidance Clarification and Reference Corrections. These amendments provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied or misinterpreted.

3. Simplification. These amendments streamline or simplify the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the Codification.

4. Minor Improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.

Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The FASB has issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09.

The FASB has issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments.

U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts.

The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued.

The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective.

The FASB has issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets.

The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2on our consolidated financial statements.

Stock-based Compensation:    In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2016-18 is required to be applied retrospectively. Upon the adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows.

The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, not-for-profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.

3.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2016, the Company reported a net loss of $798,637 and working capital deficit of $412,635. The Company had an accumulated deficit of $533,282 as of December 31, 2016 due to the fact that the Company incurred losses during the year ended December 31, 2016.

The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

These consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

4.	CASH AND AVAILABLE FOR SALE SECURITIES

	Estimated Fair Value
	As of December 31, 2016	As of December 31, 2015
Cash and cash equivalents:
Cash	$363,015	$471,907
Short-term investments:
Quoted shares in Malaysia	12,660	40,979
Total short-term investments	12,660	40,979
Total cash, and cash equivalents, and short-term investments	$375,675	$512,886

Realized gains and realized losses were not significant for either of the years ended December 31, 2016 or 2015. As of December 31, 2016 unrealized loss on investment was $2,745. As of December 31, 2015, unrealized gain on investments was $820.

During the years ended December 31, 2016 and 2015, the Company did not recognize any impairment charges on outstanding investments. As of December 31, 2016, the Company did not consider any of its investments to be other-than-temporarily impaired.

5.	OTHER RECEIVABLES, NET

 Other receivables consist of the following:

		As of December 31, 2016	As of December 31, 2015

Deposits	(1)	$746,386	$2,175
Prepayment	(2)	1,165	-
		$747,551	$2,175

(1)	Deposits represented payments for telephone, electricity, water, maintenance fee, rental & utility and parking.

(2)	Prepayment represented prepayments for maintenance fee, sinking fund and fire assurance.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31, 2016	As of December 31, 2015

Leasehold building	$70,543	$73,741
Computer and software	3,979	1,024
Furniture and fixtures	505	22,254
Leasehold improvement	-	4,971
	75,027	101,990

Less: Accumulated depreciation	(14,963)	(15,519)

Balance at end of year	$60,064	$86,471

Depreciation expenses charged to the statements of operations with the average exchange rate for the year ended December 31, 2016 and the year ended December 31, 2015 were $2,186 and $3,823, respectively.

7.	OTHER PAYABLES AND ACCRUALS

	As of December 31, 2016	As of December 31, 2015

Other payables	$2,440,117	$903,654
Accruals	4,454	3,287
	$2,444,571	$906,941

8.	INCOME TAX

Provision for income taxes consisted of the following:

	For the year ended
	December 31, 2016	December 31, 2015

Current:
Provision for Malaysian income tax	$725	$121
Provision for U.S. income tax	-	-
Deferred:
Provision for Malaysian income tax	-	-
Provision for U.S. income tax
	$725	$121

Malaysia

Malaysia HWGG recorded a loss before income tax of $583,804 and $171,205 for the year ended December 31, 2016 and 2015, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the Malaysian income tax rate of 24% and 25% for the years ended December 31, 2016 and 2015, respectively, to income before income taxes are as follows:

	For the year ended
	December 31, 2016	December 31, 2015

Profit (loss) before income tax	$(583,804)	$(171,205)
Permanent difference	586,704	171,689
Taxable income	$2,900	$484
Malaysian income tax rate	24%	25%
Current tax expenses	$725	$121
Less: Valuation allowance		-
Income tax expenses	$725	$121

United States of America

HWGG is a company incorporated in State of Nevada and recorded a loss before income tax of $208,830 and nil for the year ended December 31, 2016 and 2015, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 34% for the years ended December 31, 2016 and 2015, respectively, to income before income taxes are as follows:

	For the year ended
	December 31, 2016	December 31, 2015

Profit (loss) before income tax	$(208,830)	$-
Permanent difference	208,830	-
Taxable income	$-	$-
Malaysian income tax rate	34%	34%
Current tax expenses	$-	$-
Less: Valuation allowance		-
Income tax expenses	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2016 and 2015.

9.	RELATED PARTY TRANSACTIONS

As of December 31, 2016 and 2015, amounts due from related parties were as follows:

	As of December 31, 2016	As of December 31, 2015

Ho Wah Genting Berhad	$544,096	$2,573
Vitaxel SDN BHD	585,619	233,100
Vitaxel Online Mall SDN BHD	22,299	606
	$1,152,014	$236,279

The amounts due from related companies are unsecured, interest-free and repayable on demand.

As of December 31, 2016 and 2015, amounts due from directors were as follows:

	As of December 31, 2016	As of December 31, 2015

Dato' Lim Boon Hui	$-	$578,358
Lim Chun Hoo	23,503
	$23,503	$578,358

The amounts due from a director were unsecured, interest-free and repayable on demand.

As of December 31, 2016 and 2015, amounts due to directors were as follows:

	As of December 31, 2016	As of December 31, 2015

Gavin Lim Chun Hoo	$-	$7,718
Liew Jenn Lim	-	18
	$-	$7,736

Gavin Lim Chun Hoo and Liew Jenn Lim are directors of Beedo. The amounts due to directors were unsecured, interest-free and repayable on demand.

As of December 31, 2016 and 2015, amounts due to related parties were as follows:

	As of December 31, 2016	As of December 31, 2015

Dato' Lim Boon Hui	$208,830	$-
Beedo SDN BHD	57,977	-
	$266,807	$-

During the years ended December 31, 2016 and 2015, the Company recognized rental income of $5,801 and $6,147 respectively from Ho Wah Genting Berhad (“HWGB”). Our president, Dato’ Lim Hui Boon, is also the Group President and shareholder of HWGB. In addition, two sons of Dato’ Lim Hui Boon are directors of HWGB.

On April 1, 2016, we entered into the Travel and Junket Service Contract with our partner, Ho Wah Genting Holiday SDN BHD (“HWGH”), pursuant to which HWGH shall render HWGG tour agency services, including but not limited to providing HWGG with tour packages, hotel bookings, and transportation arrangements to offer HWGG’s members and to share in junket operation profits. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, is the Executive Director of HWGH. In addition, two sons of Dato Lim Hui Boon, our president, are the directors of HWGB, the parent company of HWGH. During the year ended December 31, 2016, the Company recognized junket commission revenue of $16,730 from HWGH.

As of December 31, 2016, HWGB owed the Company $544,096. Such debt is unsecured, interest-free and repayable on demand.

During the period ending December 31, 2016, Dato Lim Hui Boon, our President, loaned $208,830 to the Company. Such debt is unsecured, interest-free and repayable on demand.

During the period ending December 31, 2016, the Company loaned $23,503 to Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director. Such debt is unsecured, interest-free and repayable on demand.

During the period ending December 31, 2016, the Company loaned $585,619 to Vitaxel Sdn Bhd, a Malaysian corporation (“Vitaxel”) and $22,299 to Vitaxel Online Mall Sdn Bhd, a Malaysian corporation (“Vionmall”). Such debt is unsecured, interest-free and repayable on demand. Vitaxel and Vionmall are wholly owned subsidiaries of Vitaxel Group Limited, a Nevada corporation. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, was a director of Vitaxel Group Limited, Vionmall and Vitaxel’s parent company, until his resignation on March 31, 2017. In addition, Leong Yee Ming, our former Chief Financial Officer, Chief Operating Officer and director, is a director and Chief Executive Officer of Vitaxel Group Limited.

From January 1, 2016 to August 12, 2016, the Company, through its subsidiary Beedo recognized revenue from the provision of information technology services of $9,668 from HWGH and $55,545 from Vitaxel. Beedo was disposed of by the Company after August 12, 2016 and stopped earning revenue from the provision of information technology services.

During the year ended December 31, 2016 and 2015, the recognized junket commission revenue of the Company from HWGH was $16,730 and $nil, respectively.

During the year ended December 31, 2015, the Company recognized revenue of $18,263 from the provision of information technology services from HWGH and $640 from HWGB.

10.	EARNINGS (LOSS) PER SHARE

The Company has adopted ASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended
	December 31, 2016	December 31, 2015

Net loss applicable to common shares	$(798,637)	$(160,080)

Weighted average common shares outstanding (Basic)	830,886,025	200,375,532

Weighted average common shares outstanding (Diluted)	830,886,025	200,375,532

	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

11.	SEGMENT INFORMATION

The Company’s operating businesses are organized based on the business activities from which the Company earns revenues. In June 2015, the Company acquired Beedo. After the acquisition was consummated, Beedo engaged in the provision of information technology services to generate revenue for the Company until disposal.

Our reported segments for the years ended December 31, 2016 and 2015 are described as follows:

Investment property holding

The Company generates rental income from the leasing out of its leasehold building.

Information technology services

The Company generates revenue from the provision of information technology services. This line of business commenced in the year 2015. This line of business ended on August 12, 2016 when the Company completed the disposal of its subsidiary, Beedo.

Junket operations

The Company generates revenue from junket operations with commissions receivable from Ho Wah Genting Holiday SDN BHD. This line of business commenced in the year 2016.

Others

These comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the years ended December 31, 2016 and 2015.

The Company’s reportable segments are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the years ended December 31, 2016 and 2015 was as follows:

	For the years ended
	December 31, 2016	December 31, 2015

Revenues:
Investment property holding	$5,801	$6,147
Information technology services	74,291	28,872
Junket operations	16,730	-
Others	-	-
	$96,822	$35,019

Cost of revenues:
Investment property holding	$-	$-
Information technology services	14,586	10,194
Junket operations	5,474	-
Others	-	-
	$20,060	$10,194

Depreciation:
Investment property holding	$1,411	$1,621
Information technology services	-	-
Junket operations	-	-
Others	3,909	2,202
	$5,320	$3,823

Net income (loss):
Investment property holding	$4,390	$4,526
Information technology services	59,705	18,678
Junket operations	11,256	-
Others	(885,940)	(194,530)
	$(810,589)	$(171,326)

	December 31, 2016
	Investment property holding	Information technology services	Junket operation	Others	Total
Identifiable long-lived assets, net	$56,317	$-	$-	$3,747	$60,064

	December 31, 2015
	Investment property holding	Information technology services	Junket operation	Others	Total
Identifiable long-lived assets, net	$60,286	$-	$-	$26,185	$86,471

The Company does not allocate any administrative expenses and other income/expenses to its reportable segments because these activities are managed at a corporate level. In addition, the specified amounts for income tax expense are not included in the measure of segment profit or loss reviewed by the chief operating decision maker and these specified amounts are not regularly provided to the chief operating decision maker. Therefore, the Company has not disclosed income tax expense for each reportable segment.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. The Company’s operations are located in Malaysia. All revenues are derived from customers in Malaysia. All of the Company’s operating assets are located in Malaysia.

12.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2016 and 2015 were as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobserved
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Quoted shares in Malaysia	$12,660	$12,660	$-	$-
Total short-term investments	12,660	12,660	-	-
Total financial assets measured at fair value	$12,660	$12,660	$-	$-

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobserved
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Quoted shares in Malaysia	$40,979	$40,979	$-	$-
Total short-term investments	40,979	40,979	-	-
Total financial assets measured at fair value	$40,979	$40,979	$-	$-

13.	DISPOSAL OF SUBSIDIARY AND LOSS FROM DISCONTINUED OPERATIONS

On June 25, 2015 the Company acquired 65% of the equity interests of Beedo, a Malaysian company founded by Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, who served as its director since May 2014. On July 7, 2015, Beedo increased its number of authorized shares from 2,500 the Company acquired an additional 508,375 shares in Beedo for MYR 508,375 ($133,403) and its equity interest in Beedo became 51%.

On August 12, 2016, the Company completed the disposal of its subsidiary, Beedo, by wholly transferring the shares it owns to a related party, Dato’ Lim Hui Boon, for the consideration of $118,881 (RM 510,000).

Summarized financial information for discontinued operations is shown in the tables below.

	For the year ended December 31,
	2016	2015
Total revenue	$74,291	$ 28,872
Income (loss) from discontinued operations	$(24,392)	$(22,951)
Gain on disposal	$7,397	$-
Total gain (loss) from discontinued operations, before income taxes	$(16,995)	$(22,951)
Provision for income taxes	$-	$-
Gain (loss) from discontinued operations, net of tax	$(16,995)	$(22,951)

As of the date of disposal, Beedo had net assets of $194,726, and non-controlling interests of $83,242. The Company recognized a gain on disposal of $7,397 accordingly.

	As of	As of
	December 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$8,900
Other receivables, deposits and prepayment	-	1,888
Other current assets	-	179,487
Total Current Assets	-	190,275

PROPERTY AND EQUIPMENT, NET	-	24,596
TOTAL ASSETS	$-	$214,871

LIABILITIES
Other payables and accrued expenses	$-	$1,200
Amount due to directors	-	7,736
Total Liabilities	-	8,936

14.	SUBSEQUENT EVENTS

Effective March 1, 2017, Mr. Leong Yee Ming resigned as a director and as Chief Financial Officer and Chief Operation Officer of the Company.

Effective March 1, 2017, immediately following Mr. Leong Yee Ming’s resignation, the Company appointed Mr. Lim Chun Hoo as Chief Financial Officer and Chief Operation Officer of the Company.

Effective March 1, 2017, immediately following Mr. Leong Yee Ming’s resignation, the board of directors of the Company increased the number of directors comprising the Board from the previous level of three directors to four directors and appointed Mr. Liew Jenn Lim and Mr. Mok Lip Bin as directors of the Company. Neither Mr. Liew Jenn Lim nor Mr. Mok Lip Bin are independent directors under the applicable standards of the SEC and the Nasdaq stock market.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose except above mentioned matters.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting.

Lim Chun Hoo our Chief Executive Officer and Chief Financial Officer, responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
b)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control — Integrated Framework.  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

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

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of December 31, 2016, our internal control over financial reporting is not effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors.

Name and Address	Age	Position(s)

Dato Lim Hui Boon	65	President
Lim Chun Hoo	27	Chief Executive Officer, Chief Financial Officer, Chief Operation Officer and Director
Ong Kooi Tatt	41	Secretary and Director
Liew Jenn Lim	28	Director
Mok Lip Bin	28	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during at least the past five years for our executive officers and directors are as follows:

Dato Lim Hui Boon – President

Dato Lim Hui Boon has served as our President since November 8, 2016. He is the founder of HWGG and has more than 30 years business experience in a diversified range of businesses such as hospitality, gaming operation, resorts, transportation services, travel and tours, construction, mining and capital finance markets. In June 2011, he was appointed as the Group President of HWGB in Kuala Lumpur, Malaysia. He is the founder of Ho Wah Genting and has managed Ho Wah Genting since its inception in 1979. He also holds positions as an Honorable Committee Member of the Kuala Lumpur and Selangor Hwee Ann Association and a member of the Kuala Lumpur and Selangor Chinese Chamber of Commerce and Industry. In May 2015, Dato’ Lim Hui Boon received an Honorary Professorship from the University of International Business and Economics, Beijing, China.

Lim Chun Hoo – Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director

Lim Chun Hoo has served as our Chief Executive Officer and director since November 8, 2016 and November 4, 2016, respectively. On March 1, 2017, he was also appointed to serve as our Chief Financial Officer and Chief Operating Office. He also serves as executive director of Ho Wah Genting Holiday Sdn Bhd, a travel agency specialized in promoting vacation packages, tours and entertainment facilities. In May, 2014, he founded an information technology company, Beedo and serves as its director. From August, 2013 to May, 2014, he was Senior Share Investment Executive at Public Bank Berhad. From August, 2010 to August, 2013, he served as a costing executive under PT. Ho Wah Genting, Indonesia. He holds a Bachelor of Arts (Honours) in Finance and Investment Management from University of Northumbria, Newcastle Upon Tyne, United Kingdom in 2010.

Ong Kooi Tatt – Secretary and Director

Ong Kooi Tatt has served as our Secretary and director since November 8, 2016 and November 4, 2016, respectively. In January 2016 he helped list Vitaxel Group Limited on the OTC Market. In July, 2007, he co-founded AsiaCrux Sdn Bhd and took them public as CVM Magnesium Ltd in the Stock Exchange of Hong Kong in December 2008. From January to December 2004, he was involved in listing NagaCorp, a gaming corporation in the Stock Exchange of Hong Kong. From April 2001 to December 2004, he set-up and led the internal audit department and the Night Audit Department at Naga Corp Ltd. From January 1996 to December 1998, he handled the internal audit files for Metroplex Berhad. He is a Charted Accountant and is a member of the Association of Chartered Certified Accountants.

Liew Jenn Lim – Director

Liew Jenn Lim has served as our director since March 1, 2017. He is also a director of Ho Wah Genting Group Sdn Bhd and Vitaxel Online Mall Sdn Bhd since March 1, 2017 and January 25, 2016, respectively. Since 2013, he has served and continues to serve as the Executive Director of Beedo and the Marketing Director of Vitaxel Online Mall Sdn Bhd. From 2010 to 2013, he was a student at Swinburne University of Technology, Melbourne, where he received his Bachelors of Information and Communication Technology. He also has a diploma in Information Technology from the Asia Pacific University of College of Technology and Innovation, Malaysia.

Mok Lip Bin – Director

Mok Lip Bin has served as our director since March 1, 2017. He originally joined HWGG as its Business Development Executive in March 2015. He is also the director of our wholly owned subsidiary, Ho Wah Genting Group Sdn Bhd. From September 2012 to August 2014, he worked at CIMB Bank BHD as an Assistant Sales Manager and Mortgage Advisor. He received his Bachelor of Arts in Management and Marketing from the Keele University, Malaysia and a diploma in Business Administration from KDU University College, Malaysia.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” None of our directors are independent directors under the applicable standards of the SEC and the NASDAQ stock market.

Family Relationships.

Except for the father and son relationship between Dato Lim Hui Boon, our President, and Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, there are no family relationships among our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance .

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2016, each of our directors, officers and greater than ten percent shareholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent shareholders.

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

Code of Ethics.

We do not have a code of ethics.

ITEM 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$) (2)	Option Awards (#shares)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

David Breier	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(President, CEO, CFO, Secretary) (1)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Dato Lim Hui Boon	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(President) (1)(2)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Lim Chun Hoo	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(CEO) (1)(2)(3)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Leong Yee Ming	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(COO/CFO) (1)(2)(3)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ong Kooi Tatt	2016	17,136	-0-	-0-	-0-	-0-	-0-	-0-	17,136
(Secretary) (1)(2)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	On November 8, 2016, Mr. Breier resigned as our sole executive officer and Data Lim Hui Boon, Lim Chun Hoo, Leong Yee Ming and Ong Kooi Tatt were appointed as the company’s President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and Secretary, respectively.
(2)	Reflects compensation received from HWGG
(3)	On March 1, 2017, Leong Yee Ming resigned as our Chief Operating Officer and Chief Financial Officer and the company appointed Lim Chun Hoo to replace him in such positions.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Employment Agreements

On July 1, 2016, HWGG entered into a Consulting Services Agreement (the “Consulting Agreement”) with Ong Kooi Tatt pursuant to which Ong Kooi Tatt provides management services. Pursuant to the Consulting Agreement, Ong Kooi Tatt receives a monthly consulting fee of RM 12,000 (approximately US $2,856 per month). The Consulting Agreement may be terminated by either party by providing the other with written notice of termination not less than one month prior to the date of termination.

None of the Company’s executive officers have employment agreements directly with the Company, although they may enter into such agreements in the future.

Director Compensation

Other than the Consulting Agreement referenced above, our directors receive no compensation for their services as directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 6, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 1,000,055,532 shares of our common stock issued as of April 6, 2017. Unless otherwise indicated, the address of each stockholder listed below is c/o Ho Wah Genting Group Limited Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 W2 Kuala Lumpur, Malaysia.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Directors and Executive Officers
Dato Lim Hui Boon	71,971,200	7.20%
Leong Yee Ming(1)	7,996,200	0.80%
Lim Chun Hoo	719,712,000	71.97%
Ong Kooi Tatt	0	0%
David Breier (2)	0	0%
Liew Jenn Lim	0	0%
Mok Lip Bin	0	0%

All directors and executive officers as a group (5 persons)	799,679,400	78.45%

(1) Leong Yee Ming resigned as the Chief Financial Officer, Chief Operating Officer and director of the Company on March 1, 2017.

(2) David Breier resigned as sole director on November 4, 2016 and from all executive officer positions on November 8, 2016. As of November 4, 2016 Mr. Breier did not own any shares of our Common Stock and ceased to be the controlling stockholder. His address is 1 East Bedell Street, Freeport, New York 11520.

Changes in Control.

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K, currently.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

The descriptions set forth above under “Item 1: Description of the Business – Corporate History” and “Executive Compensation—Employment Agreements” and “—Director Compensation” are incorporated herein by reference.

In addition, on April 1, 2016, we entered into the Travel and Junket Service Contract with our partner, HWGH, pursuant to which HWGH shall render HWGG tour agency services, including but not limited to providing HWGG with tour packages, hotel bookings, and transportation arrangements to offer HWGG’s members and to share in junket operation profits. Lim Chun Hoo, our executive officer and director, is the Executive Director of HWGH. In addition, two sons of Dato Lim Hui Boon, our president, are the directors of HWGB, the parent company of HWGH. Dato Lim Hui Boon is also the Group President and shareholder of HWGB. During the year ended December 31, 2016, the recognized junket commission revenue from HWGH was $16,730.

As of December 31, 2016, HWGB owed the Company $544,096. Such debt is unsecured, interest-free and repayable on demand.

During the period ending December 31, 2016, Dato Lim Hui Boon, our President, loaned $208,830 to the Company. Such debt is unsecured, interest-free and repayable on demand.

During the period ending December 31, 2016, the Company loaned $23,503 to Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director. Such debt was unsecured, interest-free and repayable on demand. As of the date hereof, Lim Chun Hoo owes $0 to the Company.

During the period ending December 31, 2016, the Company loaned $585,619 to Vitaxel Sdn Bhd, a Malaysian corporation (“Vitaxel”) and $22,299 to Vitaxel Online Mall Sdn Bhd, a Malaysian corporation (“Vionmall”). Such debt is unsecured, interest-free and repayable on demand. Vitaxel and Vionmall are wholly owned subsidiaries of Vitaxel Group Limited, a Nevada corporation. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, was a director of Vitaxel Group Limited until his resignation on March 31, 2017. In addition, Leong Yee Ming, our former Chief Financial Officer, Chief Operating Officer and director, is a director and Chief Executive Officer of Vitaxel Group Limited.

During the period ended December 31, 2016, the Company recognized rental income of $5,801 from HWGB. The president of the Company, Dato’ Lim Hui Boon, is also the Group President of HWGB. In addition, two sons of Dato’ Lim Hui Boon are directors of HWGB.

From January 1, 2016 to August 12, 2016, the Company, through its subsidiary Beedo recognized revenue from the provision of information technology services of $9,668 from HWGH and $55,545 from Vitaxel. Beedo was disposed of by the Company after August 12, 2016 and we stopped earning revenue from the provision of information technology services.

During the period ended December 31, 2016, the Company recognized junket commission revenue from HWGH was $16,730.

We currently do not have a policy in place for dealing with related party matters.

Director independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

ITEM 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2016 and December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K, and Form 8-K, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $36,500 and $35,000, respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2016 and 2015, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit No.	Exhibit Description

2.1	Share Exchange Agreement, dated as of November 4, 2016, by and among the Registrant, Ho Wah Genting Group SDN BHD (“HWGG”) and the Shareholders of HWGG (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2016)

3.1	Articles of Incorporation of the Company (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on November 7, 2014)

3.2	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on September 28, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 4, 2016)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on November 7, 2014)

10.1†	Consulting Service Agreement by and between the Company and Ong Kooi Tatt dated July 1, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2016)

10.2	Split-Off Agreement, dated as of November 4, 2016, by and among the Registrant and David Breier (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2016)

10.3	General Release Agreement, dated as of November 4, 2016, by and among the Registrant and David Breier (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2016)

21.1	Subsidiaries of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2016)

31.1*	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HO WAH GENTING GROUP LIMITED

Date: April 17, 2017	By:	/s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive Officer

