Form 10-Q
period 2017-03-31
Ho Wah Genting Group Ltd
filed 2017-05-22
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 333-199965

HO WAH GENTING GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-1662242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+ 603-2141-6422

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

 ☐ Yes ☒ No

As of May 15, 2017, the Registrant has 1,000,055,532 shares of common stock outstanding.

F-1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HO WAH GENTING GROUP LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2017

HO WAH GENTING GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of March 31, 2017 (unaudited)	As of December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$540,320	$363,015
Account receivables	55,041	-
Other receivables, deposits and prepayment	1,437,421	747,551
Amount due from related parties	697,841	1,152,014
Amount due from a director	-	23,503
Short-term investments	12,833	12,660
Total Current Assets	2,743,456	2,298,743

PROPERTY AND EQUIPMENT, NET	60,301	60,064
TOTAL ASSETS	$2,803,757	$2,358,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$3,061,102	$2,444,571
Amounts due to related parties	271,131	266,807
Total Current Liabilities	3,332,233	2,711,378

STOCKHOLDERS’ EQUITY
Common stock (Par value of $0.0001: 1,500,000,000 shares authorized; and 1,000,055,532 shares issued and outstanding as of March 31, 2017 and December 31, 2016)	100,006	100,006
Additional paid in capital	302,166	302,166
Retained earnings	(706,494)	(533,282)
Accumulated other comprehensive income (loss)	(224,154)	(221,461)
Total Stockholders’ Equity	(528,476)	(352,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,803,757	$2,358,807

The accompanying notes are an integral part of these interim financial statements

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENT OF INCOME & OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	3 months ended March 31
	2017	2016

REVENUE	$56,154	$46,610

COST OF REVENUE	(661)	(5,687)

GROSS PROFIT	55,493	40,923

OPERATING EXPENSES
Administrative expenses	(210,375)	(106,358)
LOSS FROM OPERATIONS	(154,882)	(65,435)

OTHER (EXPENSES) INCOME, NET
Interest income	313	3
Other operating expenses	(18,555)	-
Exchange (loss) gain	(88)	-
Total Other (Expenses) Income, net	(18,330)	3

LOSS BEFORE INCOME TAXES	(173,212)	(65,432)

Income tax expense	-	(717)

NET (LOSS) INCOME	(173,212)	(66,149)

Foreign currency translation (loss) gain	18,717	49,598

TOTAL COMPREHENSIVE LOSS	$(154,495)	$(16,551)
Net loss per share
- basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	1,000,055,532	200,375,532

The accompanying notes are an integral part of these interim financial statements.

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(173,212)	(66,149)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	2,587	(53,486)
Changes in operating assets and liabilities
Accounts receivable	(55,041)	(11,171)
Other receivables, deposits and prepayment	(691,035)	(44,442)
Other payables and accrued expenses	616,531	466,133
Net cash provided by (used in) operating activities	(300,170)	290,885

CASH FLOWS FROM INVESTING ACTIVITIES
Investment equity	-	(89,790)
Net cash provided by (used in) investing activities	-	(89,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Loss attributable to non-controlling interest	-	160,987
Amount due from related parties	454,173	(345,177)
Amount due from director	23,503	(364,788)
Amounts due to related party	4,324	-
Amount due to directors	-	(7,736)
Net cash used in financing activities	482,000	(556,714)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(4,525)	34,282

NET INCREASE IN CASH AND CASH EQUIVALENTS	177,305	(321,337)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363,015	471,907

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$540,320	150,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these interim financial statements.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information article 8 of Regulation S-X.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Principles of consolidation

The unaudited consolidated financial statements include the accounts of HWGG and its subsidiary, Beedo, collectively referred to within as the Company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments

The Company invests its excess cash primarily in equity instruments of high-quality corporate issuers listed on the Main Board of Bursa Malaysia. Such securities are classified as short-term investments and are valued at the last reported sales price on the balance sheet date. If no sale price was reported on that date, they are valued at the last reported bid price. Changes in the value of these investments are recognized as unrealized gain or loss in the statement of income and other comprehensive income.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2017 and December 31, 2016, short term investments classified as held-for-trading were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Property and equipment, net

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Leasehold building	50 years

Computer and software	5 years

Furniture and fixtures	5 years

Leasehold improvement	10 years

Revenue recognition

The Company provides rental, Information technology and junket operation services to customer. The Company has recognized lease revenue based upon its annual rental over the life of the operating lease. Lease revenue is recognized using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”). Revenue from the provision of information technology services is recognized when (a) there is persuasive evidence that an arrangement exists, (b) delivery has occurred, (c) the vendor’s fee is fixed or determinable and (d) collectability is probable in accordance with ASC Topic 985-605, “Software – Revenue Recognition” (“ASC 985-605”). Junket operation revenue is recognized when service is performed, vendor’s fee is fixed or determinable and collectability is probable.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the combined financial statements.Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of March 31, 2017 and 2016, respectively.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Consolidated Statement of Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the three and nine months ended March 31, 2017 and 2016, there is no dilutive effect due to net loss for the periods.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the period ended March 31, 2017, the Company operated in three reportable business segments: (1) investment property holding which generates rental income from the leasing out of its leasehold building, (2) exclusive travel membership (ETM) and junket operations (3) information technology services, which generates revenue from the provision of information technology services.

The others which comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the three months ended March 31, 2017 and 2016.

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

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recently issued accounting pronouncements

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

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

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2017. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

3.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended March 31, 2017, the Company reported a net loss of $173,212 and working capital deficit of $588,777. The Company had an accumulated deficit of $706,494 as of March 31, 2017.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

4. HELD FOR TRADING SECURITIES

	Estimated
	Fair Value
	As of March 31, 2017 (Unaudited)	As of December 31, 2016

Short-term investments:
Quoted shares in Malaysia	$12,833	$12,660

Realized gains and realized losses were not significant for either of the period ended March 31, 2017 or year ended December 31, 2016. As of March 31, 2017 unrealized gain or loss on investment was immaterial. As of December 31, 2016 unrealized loss on investment was $2,745.

5.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

		As of March 31, 2017	As of December 31, 2016

Deposits	(1)	$1,341,623	$746,386
Prepayment	(2)	94,442	1,165
		$1,436,065	$747,551

(1)	Deposits represented payments for telephone, electricity, water, maintenance fee, rental & utility and parking.

(2)	Prepayment represented prepayments for maintenance fee, sinking fund and fire assurance.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of March 31, 2017	As of December 31, 2016

Leasehold building	$71,508	$70,543
Computer and software	4,034	3,979
Furniture and fixtures	512	505

	76,054	75,027

Less: Accumulated depreciation	(15,753)	(14,963)

Balance at end of period	$60,301	$60,064

Depreciation expenses was $2,537 and $53,486 for the three months ended March 31, 2017 and 2016, respectively.

7.	OTHER PAYABLES AND ACCRUALS

	As of March 31, 2017	As of December 31, 2016

Other payables	3,055,882	2,440,117
Accruals	5,220	4,454
	$3,061,102	$2,444,571

8.	INCOME TAX

The Company and its subsidiary are Malaysia incorporated companies and required to pay corporate income tax at 25% of taxable income.

Income tax expenses for the Company are summarized as follows:

	For the three months ended
	March 31, 2017	March 31, 2016

Current:
Provision for Malaysian income tax	$-	$717
Provision for U.S. income tax	-	-
Deferred:
Provision for Malaysian income tax	-	-
Provision for U.S. income tax	-	-
	$-	$717

Malaysia

Malaysia HWGG recorded a loss before income tax of $173,212 and $65,432 for the period ended March 31, 2017 and 2016, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the Malaysian income tax rate of 25% and 25% for the period ended March 31, 2017 and 2016, respectively, to income before income taxes are as follows:

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016

Profit (loss) before income tax	$(173,212)	$(65,432)
Permanent difference	173,212	68,300
Taxable income	$-	$(2,868)
Malaysian income tax rate	24%	24%
Current tax expenses	$-	$717
Less: Valuation allowance	-	-
Income tax expenses	$-	$717

United States of America

HWGG is a company incorporated in State of Nevada and recorded a loss before income tax of $ and for the period ended March 31, 2017 and 2016, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 34% for the period ended March 31, 2017 and 2016, respectively, to income before income taxes are as follows:

	For the period ended
	March 31, 2017	March 31, 2016

Profit (loss) before income tax	$(3,906)	$-
Permanent difference	3,906	-
Taxable income	$-	$-
USA income tax rate	34%	34%
Current tax expenses	$-	$-
Less: Valuation allowance		-
Income tax expenses	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the periods ended March 31, 2017 and 2016.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, amounts due from related parties were as follows:

	As of March 31, 2017	As of December 31, 2016

Ho Wah Genting Berhad	$-	$544,096
Vitaxel SDN BHD	675,237	585,619
Vitaxel Online Mall SDN BHD	22,604	22,299
	$697,841	$1,152,014

Our President. Dato Lim Hui Boon, is also the Group President and shareholder of Ho Wah Genting Berhad. Liew Jenn Lim, one of our directors since March 1, 2017, has also been a director of Vitaxel Online Mall Sdn Bhd since January 25, 2016. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, was a director of Vitaxel Group Limited, parent company of its wholly owned subsidiary Vitaxel SDN BHD, until his resignation from that position on March 31, 2017.

The amounts due from related companies are unsecured, interest-free and repayable on demand.

As of March 31, 2017 and December 31, 2016, amounts due from directors were as follows:

	As of March 31, 2017	As of December 31, 2016

Lim Chun Hoo	$	$23,503

The amounts due from a director were unsecured, interest-free and repayable on demand.

As of March 31, 2017 and December 31, 2016, amounts due to related parties were as follows:

	As of March 31, 2017	As of December 31, 2016

Dato' Lim Boon Hui	$208,830	$208,830
Ho Wah Genting Holiday Bhd	9,182	-
Beedo SDN BHD	53,119	57,977
	$271,131	$266,807

During the periods ended March 31, 2017 and 2016, the Company recognized rental income of $ 1,350 and $1,434 respectively from Ho Wah Genting Berhad. The president of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad. In addition, two sons of Dato’ Lim Hui Boon are directors of Ho Wah Genting Berhad.

During the periods ended March 31, 2017 and 2016, the Company recognized junket commission revenue from Ho Wah Genting Holiday SDN BHD was $54,804 and nill.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

From January 1, 2016 to March 31, 2016, the Company, through its subsidiary Beedo SDN BHD recognized revenue from the provision of information technology services of $9,558 from Ho Wah Genting Holiday SDN BHD and $29,023 from Vitaxel SDN BHD. Beedo SDN BHD was disposed of by the Company after August 12, 2016 and stopped earning revenue from the provision of information technology services.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the period ended
	March 31, 2017	March 31, 2016

Net loss applicable to common shares	$(173,212)	(66,149)

Weighted average common shares outstanding (Basic) / (Diluted)	1,000,055,532	200,375,532

Loss per share	$0.00	0.00

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

11.	SEGMENT INFORMATION

The Company’s operating businesses are organized based on the business activities from which the Company earns revenues. Our reported segments for the period ended March 31, 2017 and year ended December 31, 2016 are described as follows:

Investment property holding

The Company generates rental income from the leasing out of its leasehold building.

Information technology services

The Company generates revenue from the provision of information technology services. This line of business commenced in the year 2015. This line of business ended on August 12, 2016 when the Company completed the disposal of its subsidiary, Beedo.

Exclusive Travel Membership

The company generates revenue from management fee billing on the member 10% for the deposit that put into the account.

Junket income

The company generates revenue from junket commission provided by Ho Wah Genting Malaysia Berhad.

Others

These comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the periods ended March 31, 2017 and 2016.

The Company’s reportable segments are managed separately based on the fundamental differences in their operations.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information with respect to these reportable business segments for the periods ended March 31, 2017 and 2016 was as follows:

	For the three months ended
	March 31, 2017	March 31, 2016

Revenues:
Investment property holding	$1,350	$1,434
Information technology services	-	45,176
ETM and junket operations	54,804	-
Others	-	-
	$56,154	$46,610

Cost of revenues:
Investment property holding	$-	$-
Information technology services	-	5,687
ETM and junket operations	661	-
Others	-	-
	$661	$5,687

Depreciation:
Investment property holding	$237	$378
Information technology services	-	-
ETM and junket operations	-	-
Others	2,300	53,108
	$2,537	$53,486

Net income (loss):
Investment property holding	$1,113	$1,056
Information technology services	-	39,489
ETM and junket operations	54,143	-
Others	(228,349)	(106,694)
	$(173,212)	$(66,149)

	March 31, 2017
	Investment property holding	Information technology services	Junket operation	Others	Total
Identifiable long-lived assets, net	$56,729	$-	$-	$3,572	$60,301

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2016
	Investment property holding	Information technology services	Junket operation	Others	Total
Identifiable long-lived assets, net	$56,317	$-	$-	$3,747	$60,064

The Company does not allocate any operating and administrative expenses, other income/expenses to its reportable segments because these activities are managed at a corporate level. In addition, the specified amounts for income tax expense are not included in the measure of segment profit or loss reviewed by the chief operating decision maker and these specified amounts are not regularly provided to the chief operating decision maker. Therefore, the Company has not disclosed income tax expense for each reportable segment.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. The Company’s operations are located in Malaysia. All revenues are derived from customers in Malaysia. All of the Company’s operating assets are located in Malaysia.

12.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at March 31, 2017and December 31, 2016 were as follows:

	Balance at March 31, 2017 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1) (Unaudited)	Significant Other Observable Inputs (Level 2) (Unaudited)	Significant Unobserved Inputs (Level 3) (Unaudited)
Short-term investments:
Quoted shares in Malaysia	$12,833	$12,833	$-	$-
Total short-term investments	12,833	12,833	-	-
Total financial assets measured at fair value	$12,833	$12,833	$-	$-

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobserved
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Quoted shares in Malaysia	$12,660	$12,660	$-	$-
Total short-term investments	12,660	12,660	-	-
Total financial assets measured at fair value	$12,660	$12,660	$-	$-

13.	SUBSEQUENT EVENTS

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

All references to “we,” “us,” “our” and the “Company” are references to Ho Wah Genting Group Limited, a Nevada corporation (formerly Computron, Inc.), The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

As a result of the share exchange consummated on November 4, 2016 (the “Share Exchange”) with Ho Wah Genting Group Sdn. Bhd, a Malaysian private company limited by shares formed in September 2, 1985 (“HWGG”), and the shareholders of HWGG, and the change in business and operations of the Company, from engaging in the business of computer support services to the business of (1) promoting travel and entertainment through the e-commerce business model by offering a unique membership program that offers its members exclusive travel discounts and rebates, (2) providing junket operator services and (3) developing and investing in real property, a discussion of the past financial results of the Company prior to the Share Exchange is not pertinent, and under generally accepted accounting principles in the United States (“U.S. GAAP”) the historical financial results of HWGG, the accounting acquirer, prior to the Share Exchange are considered the historical financial results of the Company after the Share Exchange.

The following discussion highlights the Company’s results of operations and the principal factors that have affected its financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the financial condition and results of operations presented herein. The following discussion and analysis is based on the Company’s reviewed financial statements contained in this Report, which have been prepared in accordance with U.S. GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The reviewed consolidated financial statements for the period ended March 31, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

Overview; Recent Events

We are an investment holding company currently engaged in promoting entertainment membership, junket operating and marketing of real estate property through our wholly owned subsidiary HWGG.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of HWGG for the periods ended March 31, 2017 and 2016 and the related notes thereto.

Results of Operations for the Three Months Ended Mach 31, 2017 and 2016.

Revenue

We have recognized revenue of $56,154 and $46,610 for the three months ended March 31, 2017 and 2016, respectively, with an increase of 9,544$, or approximately 21%. The increase for the three months ended March 31, 2017 was due to increase in exclusive travel membership business and the new income derive from billing on member for management fee.

Cost of Sales

Cost of sales for the three months ended March 31, 2017 was $661, compared to $5,687 for the three months ended March 31, 2016, a decrease of $5,026. The decrease for the year ended March 31, 2017 was due to cost of sales relating to the information technology entity Beedo that had been disposed no longer incurred.

Gross Profit

Gross profit was 55,493$ for the three months ended March 31, 2017, compared to gross profit of 40,923$ for the three months ended March 31, 2016, an increase of 14,570$, or 36%. The increase was attributable to the increase in revenue due to our expansion and development of our businesses.

Operating Expenses

For the three months ended March 31, 2017, we incurred total operating expenses in the amount of $210,375. For the three months ended March 31, 2016, we incurred total operating expenses in the amount of $106,358. Operating expenses increased by $104,017, or 98%, which was mainly due to the increase in discount rewards by $54,657, commission payables by $25,410 and employee salaries by $13,678, due to the increase in our customer base.

Liquidity and Capital Resources

As of March 31, 2017, we had a cash balance of $540,320. During the three months ended March 31, 2017, net cash provided by operating activities totaled $179,006. Net cash used in investing activities totaled $173. Net cash used in financing activities during the period totaled nill. The resulting change in cash for the period was an increase of $173,305, which was primarily due to cash in from other payables and accrued expenses.

As of March 31, 2016, we had a cash balance of $150,570. During the three months ended March 31, 2016, net cash used in operating activities totaled $426,816. Net cash used in investing activities totaled $89,790. Net cash provided by financing activities during the period totaled $160,987. The resulting change in cash for the period was an increase of $321,337, which was primarily due to cash out to amount due from related parties.

As of March 31, 2017, we had current liabilities of $3,332,233, which was comprised of other payables and accruals of $3,061,102, and amount due to related party of $271,131.

As of December 31, 2016, we had current liabilities of $2,711,378, which was comprised of other payables and accrual of $2,444,571 and amounts due to related party of $266,807.

We had net assets of $528,476 and $352,571 as of March 31, 2017, December 31, 2016, respectively.

Going Concern Consideration

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended March 31, 2017, the Company reported a net loss of $154,459 and working capital deficit of $528,476. The Company had an accumulated deficit of $ 224,154 as of March 31, 2017.

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

As of March 31, 2017 and December 31, 2016, short term investments classified as held-for-trading were required to be reported at fair value on a recurring basis subject to the disclosure requirements of ASC 820.

Recent Accounting Pronouncements

Revenue Recognition:     In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

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

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2017. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Lim Chun Hoo, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2017. Based upon, and as of the date of this evaluation, Lim Chun Hoo determined that our disclosure controls and procedures were not effective and reflected the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors that we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that we filed with the Securities and Exchange commission on April 17, 2017.

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

HO WAH GENTING GROUP LIMITED

Date May 22, 2017	By: /s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive and Chief Financial Officer

