Form 10-Q
period 2017-06-30
Ho Wah Genting Group Ltd
filed 2017-08-21
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒  No

As of August 15, 2017, the Registrant has 500,027,774 shares of common stock outstanding.

F- 1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HO WAH GENTING GROUP LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2017

F- 2

HO WAH GENTING GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of June 30, 2017 (unaudited)	As of December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,337	$363,015
Account receivables	150,408	—
Other receivables	1,928,586	746,386
Deposits and prepayment	41,528	1,165
Amount due from related parties	910,676	1,152,014
Amount due from a director	—	23,503
Short-term investments	13,222	12,660
Total Current Assets	3,083,757	2,298,743

PROPERTY AND EQUIPMENT, NET	64,098	60,064
TOTAL ASSETS	$3,147,855	$2,358,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables	3,731,833	2,440,117
Accruals	3,811	4,454
Amounts due to related parties	—	266,807
Total Current Liabilities	3,735,644	2,711,378
Total Liabilities	3,735,644	2,711,378

STOCKHOLDERS’ DEFICIT
Common stock (Par value of $0.0002: 750,000,000 shares authorized; and 500,027,774 shares issued and outstanding as of June 30, 2017 and December 31, 2016)	100,006	100,006
Additional paid in capital	302,166	302,166
Accumulated deficit	(759,618)	(533,282)
Accumulated other comprehensive loss	(230,339)	(221,461)
Total Stockholders’ Equity (Deficit)	(587,785)	(352,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,147,859	$2,358,807

The accompanying notes are an integral part of these interim financial statements

F- 3

HO WAH GENTING GROUP LIMITED

 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE	$285,812	$71,297	$342,963	$118,625

COST OF REVENUE	(79,746)	(6,367)	(80,419)	(12,458)

GROSS PROFIT	206,066	64,930	262,544	106,167

OPERATING EXPENSES
Administrative expenses	(181,146)	(127,815)	(452,253)	(258,324)

PROFIT/(LOSS) FROM OPERATIONS	24,920	(62,885)	(189,709)	(152,157)

OTHER INCOME/(EXPENSE), NET
Interest Income	346	—	665	(379)
Other Income	(918)	5,793	(3,212)	5,671
Other Expense	(15,258)	(387)	(31,876)	—
Exchange (loss)/gain	(2,115)	(626)	(2,204)	(612)
Total Other Income / (Expense), net	(17,944)	4,780	(36,627)	4,680

NET INCOME /(LOSS) BEFORE TAXES	6,976	(58,105)	(226,336)	(147,477)

Income tax expense	—	(749)	—	(733)

NET INCOME/(LOSS)	$6,976	$(58,854)	$(226,336)	$(148,210)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	6,185	(150,974)	8,878	(30,489)

TOTAL COMPREHENSIVE INCOME /(LOSS)	$13,161	$(209,828)	$(217,458)	$(117,721)

Net loss contributed to non-controlling interest	—	(3,884)	—	(9,782)
Net loss contributed to shareholders	6,976	(54,970)	(226,336)	(138,428)
Total net loss	6,976	(58,854)	(226,336)	(148,210)

Total comprehensive income /(loss) contributed to non-controlling interest	—	(13,783)	—	(7,770)
Total comprehensive income /(loss) contributed to shareholders	13,161	(196,045)	(217,458)	(109,951)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	500,027,774	200,375,532	500,027,774	200,375,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

F- 4

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(226,336)	$(154,725)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	1,260	4,448
Changes in operating assets and liabilities
Accounts receivable	(150,408)
Other receivables, deposits and prepayment	(1,222,563)	(43,667)
Other payables and accrued expenses	1,291,073	913,572
Net cash provided by (used in) operating activities	(306,974)	719,628

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,647)	(29,071)
Net cash provided by (used in) investing activities	(2,647)	(29,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Loss attributable to non-controlling interest	—	(8,754)
Amount due from related parties	241,338	(418,182)
Amount due from director	23,503	—
Amounts due to related party	(266,807)	—
Amount due to directors	—	(513,687)
Net cash provided by (used in) financing activities	(1,966)	(940,623)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(12,091)	60,416

NET DECREASE IN CASH AND CASH EQUIVALENTS	(323,678)	(189,650)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363,015	471,907

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,337	$282,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—

Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these interim financial statements.

F- 5

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

REVERSE MERGER

On October 28, 2016, Computron acquired all the issued and outstanding shares of Malaysia HWGG, a privately held Malaysia corporation, pursuant to the Share Exchange Agreement and Malaysia HWGG became the wholly owned subsidiary of Computron in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Malaysia HWGG common stock were converted, at an exchange ratio of 0.56-for-1, into an aggregate of 799,680,000 (560,000 pre- forward split) shares of Computron common stock and Malaysia HWGG became a wholly owned subsidiary of Computron. The holders of Computron’s common stock as of immediately prior to the Merger held an aggregate of 200,375,532 (140,319 pre-forward split) shares of Computron’s common stock. The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, Computron’s name was changed from “Computron, Inc.” to “Ho Wah Genting Group Limited.”.

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

F- 6

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

F- 7

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30, 2017 and December 31, 2016, short term investments classified as held-for-trading were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

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

F- 8

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of June 30, 2017 and December 31, 2016, respectively.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Consolidated Statement of income and comprehensive loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the three and six months ended June 30, 2017 and 2016, there is no dilutive effect due to net loss for the periods.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the periods ended June 30, 2017, the Company operated in three reportable business segments: (1) investment property holding which generates rental income from the leasing out of its leasehold building, (2) exclusive travel membership (ETM) and junket operations (3) information technology services, which generates revenue from the provision of information technology services.

The others which comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the three and six months ended June 30, 2017 and 2016.

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

F- 9

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

Financial instrument : In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases : In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

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

For the period ended June 30, 2017, the Company reported a net loss of $217,458 and working capital deficit of $651,887. The Company had an accumulated deficit of $759,618 as of June 30, 2017.

F- 10

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

4. HELD FOR TRADING SECURITIES

	Estimated
	Fair Value
	As of June 30, 2017 (Unaudited)	As of December 31, 2016

Short-term investments:
Quoted shares in Malaysia	$13,222	$12,660

Realized gains and realized losses were not significant for either of the three month and six month ended June 30, 2017.

5.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

		As of June 30, 2017	As of December 31, 2016

Other receivables	(1)	$1,928,586	746,386
Deposits and Prepayment	(2)	41,528	1,165
		$1,970,114	$747,551

(1)	Deposits represented payments for telephone, electricity, water, maintenance fee, rental & utility and parking.

(2)	Prepayment represented prepayments for maintenance fee, sinking fund and fire assurance.

F- 11

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of June 30, 2017	As of December 31, 2016

Leasehold building	$73,674	$70,543
Computer and software	6,803	3,979
Furniture and fixtures	527	505

	81,004	75,027

Less: Accumulated depreciation	(16,906)	(14,963)

Balance at end of period	$64,098	$60,064

Depreciation expenses was $1,260 (3 months $667) and $4,448 (3 months $2,224) for the six months ended June 30, 2017 and 2016, respectively.

7.	OTHER PAYABLES AND ACCRUALS

	As of June 30, 2017	As of December 31, 2016

Other payables	3,731,833	2,440,117
Accruals	3,811	4,454
	$3,735,644	$2,444,571

8.	INCOME TAX

The Company and its subsidiary are Malaysia incorporated companies and required to pay corporate income tax at 25% of taxable income.

Income tax expenses for the Company are summarized as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Current:
Provision for Malaysian income tax	$—	$749	$—	$733
Provision for U.S. income tax	—	—	—	—
Deferred:
Provision for Malaysian income tax	—	—	—	—
Provision for U.S. income tax	—	—	—	—
	$—	$749	$—	$733

F- 12

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Malaysia

Malaysia HWGG recorded a loss before income tax of $226,336 and $147,477 for the period ended June 30, 2017 and 2016, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the Malaysian income tax rate of 25% and 25% for the period ended June 30, 2017 and 2016, respectively, to income before income taxes are as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Profit (loss) before income tax	$6,976	$(58,854)	$(226,336)	$(147,477)
Permanent difference	6,976	58,854	226,336	147,477
Taxable income	$—	$—	$—	$—
Malaysian income tax rate	24%	24%	24%	24%
Current tax expenses	$—	$(749)	$—	$733
Less: Valuation allowance	—	—	—	—
Income tax expenses	$—	$—	$—	$733

United States of America

HWGG is a company incorporated in State of Nevada and recorded a loss before income tax of $ and for the period ended June 30, 2017 and 2016, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 34% for the period ended June 30, 2017 and 2016, respectively, to income before income taxes are as follows:

	For the three months ended		For the six ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Profit (loss) before income tax	$6,976	$(58,854)	$(226,336)	$(147,477)
Permanent difference	6,976	58,854	226,336	147,477
Taxable income	$—	$—	$—	$—
USA income tax rate	34%	34%	34%	34%
Current tax expenses	$—	$—	$—	$—
Less: Valuation allowance				—
Income tax expenses	$—	$—	$—	$—

No deferred tax has been provided as there are no material temporary differences arising during the periods ended June 30, 2017 and 2016.

F- 13

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	RELATED PARTY TRANSACTIONS

As of June 30, 2017 and December 31, 2016, amounts due from related parties were as follows:

	As of June 30, 2017	As of December 31, 2016

Ho Wah Genting Berhad	$—	$544,096
Ho Wah Genting Holiday Sdn Bhd	67,537	—
Vitaxel SDN BHD	819,850	585,619
Vitaxel Online Mall SDN BHD	23,289	22,299
	$910,676	$1,152,014

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

The amounts due from related companies are unsecured, interest-free and repayable on demand.

As of June 30, 2017 and December 31, 2016, amounts due from directors were as follows:

	As of June 30, 2017	As of December 31, 2016

Lim Chun Hoo	$—	$23,503

The amounts due from a director were unsecured, interest-free and repayable on demand.

As of June 30, 2017 and December 31, 2016, amounts due to related parties were as follows:

	As of June 30, 2017	As of December 31, 2016

Dato’ Lim Boon Hui	$—	$208,830
Beedo SDN BHD	—	57,977
	$—	$266,807

During the periods ended June 30, 2017 and 2016, the Company recognized rental income of $ 2,703 (3 months $1,352) and $5,407 (3 months $2,704) respectively from Ho Wah Genting Berhad. The president of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad. In addition, two sons of Dato’ Lim Hui Boon are directors of Ho Wah Genting Berhad.

During the periods ended June 30, 2017 and 2016, the Company recognized revenues consisting of (1) junket commission from Ho Wah Genting Holiday SDN BHD was $7,680 and $15,592 respectively, and the following expenses it is $nil in the first quarter and second quarter ended June 30, 2017 (2) management fees from ETM or Exclusive Travel Membership Program of $87,539 and (3) RCM Membership of $183,705.

F- 14

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

From January 1, 2016 to June 30, 2016, the Company, through its subsidiary Beedo SDN BHD recognized revenue from the provision of information technology services of $9,558 from Ho Wah Genting Holiday SDN BHD and $29,023 from Vitaxel SDN BHD. Beedo SDN BHD was disposed of by the Company after August 12, 2016 and stopped earning revenue from the provision of information technology services.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the three month ended		For the six month ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net loss applicable to common shares	$6,976	$(54,970)	$(226,336)	$(138,428)

Weighted average common shares outstanding (Basic) / (Diluted)	500,027,774	200,375,532	500,027,774	200,375,532

Loss per share	$0.00	$0.00	$0.00	0.00

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

11.	SEGMENT INFORMATION

The Company’s operating businesses are organized based on the business activities from which the Company earns revenues. Our reported segments for the period ended June 30, 2017 and year ended December 31, 2016 are described as follows:

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

Others

These comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the periods ended June 30, 2017 and 2016.

The Company’s reportable segments are managed separately based on the fundamental differences in their operations.

F- 15

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information with respect to these reportable business segments for the periods ended June 30, 2017 and 2016 was as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues:

Investment property holding	$1,350	$—	$2,700	$—
Information technology services	—	71,297	—	118,625

ETM and junket operations	284,462	—	340,263	—
Others	—	—	—	—
	$285,812	$71,297	$342,963	$118,625

Cost of revenues:
Investment property holding	$—	$—	$—	$—
Information technology services	—	6,367	—	12,458
ETM and junket operations	79,746	—	80,419	—
Others	—	—	—	—
	$79,746	$6,367	$80,419	$12,458

Depreciation:
Investment property holding	$—	$—	$—	$—
Information technology services	—	2,224	—	4,448
ETM and junket operations	667	—	1,260	—
Others	—	—	—	—
	$667	$2,224	$1,260	$4,448

Net income (loss):
Investment property holding	$1,350	$—	$2,700	$—
Information technology services	—	(58,854)	—	(148,210)
ETM and junket operations	5,626	—	(223,636)	—
Others	—	—	—	—
	$6,976	$(58,854)	$(226,336)	$(148,210)

	June 30, 2017
	Investment property holding	Information technology services	Junket operation	Others	Total
Identifiable long-lived assets, net	$56,729	$—	$—	$3,572	$64,098

F- 16

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2016
	Investment property holding	Information technology services	Junket operation	Others	Total
Identifiable long-lived assets, net	$56,317	$—	$—	$3,747	$60,064

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

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at June 30, 2017 and December 31, 2016 were as follows:

	Balance at June 30, 2017 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1) (Unaudited)	Significant Other Observable Inputs (Level 2) (Unaudited)	Significant Unobserved Inputs (Level 3) (Unaudited)
Short-term investments:
Quoted shares in Malaysia	$13,222	$13,222	$—	$—
Total short-term investments	13,222	13,222	—	—
Total financial assets measured at fair value	$13,222	$13,222	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobserved
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Quoted shares in Malaysia	$12,660	$12,660	$—	$—
Total short-term investments	12,660	12,660	—	—
Total financial assets measured at fair value	$12,660	$12,660	$—	$—

13.	SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Reverse Stock Split

On July 12, 2017, the Board of Directors of Ho Wah Genting Group Limited (“ HWGG ”) authorized and approved an amendment (the “ Amendment ”) to HWGG’s Amended and Restated Articles of Incorporation, which authorized a two-to-one reverse stock split (the “Reverse Split”) of HWGG’s outstanding common stock, par value $0.0001 per share, with a record date of July 14, 2017 (the “ Record Date ”). In connection with the reverse stock split, the Board of Directors of HWGG, also authorized and approved a related increase in the par value of the HWGG common stock from $0.0001 per share to $0.0002 per share. We expect that the Reverse Stock Split will (i) increase the marketability and liquidity of our common stock; (ii) address the reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) enable us to strengthen the quotation of our common stock on the OTC Markets, Inc. QB Tier.

On August 9, 2017 we received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Reverse Split at the open of business on August 11, 2017.

F- 17

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

Basis of Presentation

The reviewed consolidated financial statements for the periods ended June 30, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

Overview; Recent Events

We are an investment holding company currently engaged in promoting entertainment membership, junket operating and marketing of real estate property through our wholly owned subsidiary Malaysia HWGG.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of HWGG for the periods ended June 30, 2017 and 2016 and the related notes thereto.

Results of Operations for the Six Months Ended June 30, 2017 and 2016.

Revenue

We have recognized revenue of $342,963 and $118,625 for the six months ended June 30, 2017 and 2016, respectively, with an increase of $224,338, or approximately 189%. The increase for the six months ended June 30, 2017 was due to increase in exclusive travel membership business and the new income derive from billing on member for management fee.

Cost of Sales

Cost of sales for the six months ended June 30, 2017 was $673, compared to $12,458 for the six months ended June 30, 2016, a decrease of $11,785. The decrease for the year ended June 30, 2017 was due to cost of sales relating to the information technology entity Beedo that had been disposed no longer incurred.

Gross Profit

Gross profit was $342,290 for the six months ended June 30, 2017, compared to gross profit of $106,167 for the six months ended June 30, 2016, an increase of $236,123, or 222%. The increase was attributable to the increase in revenue due to our expansion and development of our businesses.

Operating Expenses

For the six months ended June 30, 2017, we incurred total operating expenses in the amount of $531,999. For the six months ended June 30, 2016, we incurred total operating expenses in the amount of $258,324. Operating expenses increased by $273,675, or 106%, which was mainly due to the increase in discount rewards by $119,294, RCM dividends $72,986, commission payables by $11,486 due to the increase in our customer base and consultants’ fees of $22,023, traveling expenses by $10,930, launching expenses by $22,434 and employee salaries by $14,522.

Liquidity and Capital Resources

As of June 30, 2017, we had a cash balance of $39,337, accounts receivables of $150,408. During the six months ended June 30, 2017, net cash used in operating activities totaled $306,974. Net cash used in investing activities totaled $2,647. Net cash used in financing activities during the period totaled $2,647. The resulting change in cash for the period was an decrease of $323,678, which was primarily due to cash in from other payables and accrued expenses.

As of June 30, 2016, we had a cash balance of $282,257. During the six months ended June 30, 2016, net cash provided by operating activities totaled $719,628. Net cash used in investing activities totaled $29,071. Net cash provided by financing activities during the period totaled $940,623. The resulting change in cash for the period was an increase of $189,650, which was primarily due to cash out to amount due from related parties.

As of June 30, 2017, we had current liabilities of $3,735,644, which was comprised of other payables and accruals of $3,725,644, and amount due to related party of $0.

As of December 31, 2016, we had current liabilities of $2,711,378, which was comprised of other payables and accrual of $2,444,571 and amounts due to related party of $266,807.

We had total stockholders’ deficit of $587,789 and $352,571 as of June 30, 2017, December 31, 2016, respectively.

Going Concern Consideration

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended June 30, 2017, the Company reported a net loss of $226,336 and working capital deficit of $651,887. The Company had an accumulated deficit of $759,618 as of June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, short term investments classified as held-for-trading were required to be reported at fair value on a recurring basis subject to the disclosure requirements of ASC 820.

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

Financial instrument : In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases : In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Lim Chun Hoo, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2017. Based upon, and as of the date of this evaluation, Lim Chun Hoo determined that our disclosure controls and procedures were not effective and reflected the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

Reverse Stock Split

On July 12, 2017, the Board of Directors of Ho Wah Genting Group Limited (“ HWGG ”) authorized and approved an amendment (the “ Amendment ”) to HWGG’s Amended and Restated Articles of Incorporation, which authorized a two-to-one reverse stock split (the “Reverse Split”) of HWGG’s outstanding common stock, par value $0.0001 per share, with a record date of July 14, 2017 (the “ Record Date ”). In connection with the reverse stock split, the Board of Directors of HWGG, also authorized and approved a related increase in the par value of the HWGG common stock from $0.0001 per share to $0.0002 per share. We expect that the Reverse Stock Split will (i) increase the marketability and liquidity of our common stock; (ii) address the reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) enable us to strengthen the quotation of our common stock on the OTC Markets, Inc. QB Tier.

On August 9, 2017 we received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Reverse Split at the open of business on August 11, 2017.

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

HO WAH GENTING GROUP LIMITED

Date August 21, 2017	By: /s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive and Chief Financial Officer