Form 10-Q
period 2017-09-30
Ho Wah Genting Group Ltd
filed 2017-11-14
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_____________________

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

☐ Yes ☒  No

As of November 14, 2017, the Registrant has 500,027,774 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HO WAH GENTING GROUP LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

HO WAH GENTING GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of September 30, 2017 (unaudited)	As of December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$142,965	$363,015
Account receivables	200,384	—
Other receivables, deposits and prepayment	1,950,295	747,551
Amount due from related parties	910,945	1,152,014
Amount due from a director	8	23,503
Short-term investments	13,457	12,660
Total Current Assets	3,218,054	2,298,743

PROPERTY AND EQUIPMENT, NET	64,644	60,064
TOTAL ASSETS	$3,282,698	$2,358,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables	4,060,553	2,440,117
Accruals	—	4,454
Amounts due to related parties	287,053	266,807
Total Current Liabilities	4,347,606	2,711,378
Total Liabilities	4,347,606	2,711,378

STOCKHOLDERS’ DEFICIT
Common stock (Par value of $0.0002: 750,000,000 shares authorized; and 500,027,774 shares issued and outstanding as of September 30, 2017 and December 31, 2016)	100,006	100,006
Additional paid in capital	302,166	302,166
Accumulated deficit	(1,202,810)	(533,282)
Accumulated other comprehensive loss	(245,112)	(221,461)
Equity attributable to equity holders of the parent	(1,045,750)	(352,571)
Non-controlling interests	(19,158)	—
Total Stockholders’ Equity (Deficit)	(1,064,908)	(352,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,282,698	$2,358,807

The accompanying notes are an integral part of these interim financial statements

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE	$30,396	$19,052	$186,636	$19,052
COST OF REVENUE	(41,494)	(3,082)	(122,204)	(3,082)

GROSS PROFIT	(11,098)	15,970	64,432	15,970

OPERATING EXPENSES
Administrative expenses	(230,724)	(106,900)	(689,537)	(272,353)

PROFIT/(LOSS) FROM OPERATIONS	(241,822)	(90,930)	(625,105)	(256,383)

OTHER INCOME/(EXPENSE), NET
Rental Income
Interest Expenses	161	205	829	205
Other Income	—	(9,217)	(3,223)	(615)
Other Expense	(6,213)	(42,004)	(38,200)	(42,383)
Exchange (loss)/gain	(1,615)	2,877	(3,830)	2,265
Total Other Income / (Expense), net	(7,667)	(48,139)	(44,424)	(40,528)

NET INCOME /(LOSS) BEFORE TAXES	(249,489)	(139,069)	(669,529)	(296,911)

Income tax expense	—	(3)	—	(736)

LOSS FROM CONTINUING OPERATIONS	(249,489)	(139,072)	(669,529)	(297,647)
Gain (loss) from discontinued operations	—	47,831	—	(16,810)
NET INCOME/(LOSS)	$(249,489)	$(91,241)	$(669,529)	$(314,457)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	(13,659)	(15,788)	(2,240)	39,584

TOTAL COMPREHENSIVE INCOME /(LOSS)	$(263,148)	$(107,029)	$(671,769)	$(274,873)
Net loss contributed to non-controlling interest	—	—	(18,618)	—
Net loss contributed to shareholders	(263,148)	(139,072)	(650,911)	(297,647)
	(263,148)	(139,072)	(669,529)	(297,647)
Discontinued operations	—	47,831	—	(16,810)
Total net loss	(263,148)	(91,241)	(669,529)	(314,457)
Total comprehensive income /(loss) contributed to non-controlling interest	—	—	(19,166)	—
Total comprehensive income /(loss) contributed to shareholders	(263,148)	(107,029)	(652,603)	(274,873)

Net income (loss) per share
- basic and diluted
Continuing	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued	(0.00)	0.00	(0.00)	(0.00)
	$(0.00)	$(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	500,027,774	200,375,532	500,027,774	200,375,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(669,529)	$(314,457)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	1,914	1,583
Changes in operating assets and liabilities
Account receivables	(200,384)	—
Other receivables and accruals	(1,202,744)	(46,658)
Current assets from disposal of subsidiaries	—	10,788
Current liabilities from disposal of subsidiaries	—	(8,936)
Other payables and accrued expenses	1,593,714	1,232,795
Deposit for purchase of properties	22,269	—
Net cash provided by (used in) operating activities	(454,760)	875,115

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,691)	(2,622)
Non-current assets from disposal of subsidiaries	—	24,596
Investment equity	—	(16,897)
Net cash provided by (used in) investing activities	(2,691)	5,077

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholders’ equity from disposal of subsidiaries	—	(87,054)
Amount due from related parties	261,315	(503,999)
Advance from director	23,495	(90,150)
Net cash provided by (used in) financing activities	284,810	(681,203)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(47,409)	33,033

NET INCREASE IN CASH AND CASH EQUIVALENTS	(220,050)	232,022

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363,015	463,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142,965	$695,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—

Cash paid for income tax	$—	$736

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

HWGG Property Sdn Bhd was incorporated in March 24, 2015. In January 11, 2017, the company acquired 67% of HWGG Property Sdn Bhd for a consideration of approximately $16 (RM67). HWGG Property Sdn Bhd business activity is in property investment and property development.

REVERSE MERGER

On October 28, 2016, Computron acquired all the issued and outstanding shares of Malaysia HWGG, a privately held Malaysia corporation, pursuant to the Share Exchange Agreement and Malaysia HWGG became the wholly owned subsidiary of Computron in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Malaysia HWGG common stock were converted, at an exchange ratio of 0.56-for-1, into an aggregate of 799,680,000 (560,000 pre-forward split) shares of Computron common stock and Malaysia HWGG became a wholly owned subsidiary of Computron. The holders of Computron’s common stock as of immediately prior to the Merger held an aggregate of 200,375,532 (140,319 pre-forward split) shares of Computron’s common stock. The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, Computron’s name was changed from “Computron, Inc.” to “Ho Wah Genting Group Limited.”.

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

Reverse Stock Split

On July 12, 2017, the Board of Directors of Ho Wah Genting Group Limited (“ HWGG “) authorized and approved an amendment (the “ Amendment “) to HWGG’s Amended and Restated Articles of Incorporation, which authorized a two-to-one reverse stock split (the “Reverse Split”) of HWGG’s outstanding common stock, par value $0.0001 per share, with a record date of July 14, 2017 (the “ Record Date “). In connection with the reverse stock split, the Board of Directors of HWGG, also authorized and approved a related increase in the par value of the HWGG common stock from $0.0001 per share to $0.0002 per share. We expect that the Reverse Stock Split will (i) increase the marketability and liquidity of our common stock, as market price no longer deemed as micro penny stock (below $0.01); (ii) address the reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) enable us to strengthen the quotation of our common stock on the OTC Markets, Inc. QB Tier.

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

Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Malaysia HWGG’s former stockholders received the greater portion of the voting rights in the combined entity and Malaysia HWGG’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a recapitalization effected by a share exchange, wherein Malaysia HWGG is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Malaysia HWGG have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in Malaysia HWGG’s consolidated financial statements are those of Malaysia HWGG and are recorded at the historical cost basis of Malaysia HWGG.

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

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments

The Company invests its excess cash primarily in equity instruments of high-quality corporate issuers listed on the Main Board of Bursa Malaysia. Such securities are classified as short-term investments and are valued at the last reported sales price on the balance sheet date. If no sale price was reported on that date, they are valued at the last reported bid price. Changes in the value of these investments are recognized as unrealized gain or loss in the statement of income.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of September 30, 2017 and December 31, 2016, short term investments classified as held-for-trading were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of September 30, 2017 and December 31, 2016, respectively.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Consolidated Statement of income and comprehensive loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the three and nine months ended September 30, 2017 and 2016, there is no dilutive effect due to net loss for the periods.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the periods ended September 30, 2017, the Company operated in three reportable business segments: (1) investment property holding which generates rental income from the leasing out of its leasehold building, (2) exclusive travel membership (ETM) and junket operations (3) information technology services, which generates revenue from the provision of information technology services..

The others which comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the three and nine months ended September 30, 2017 and 2016.

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

For the period ended September 30, 2017, the Company reported a net loss of $669,529 and working capital deficit of $1,129,552. The Company had an accumulated deficit of $1,202,810 as of September 30, 2017.

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

4.	HELD FOR TRADING SECURITIES

	Estimated
	Fair Value
	As of September 30, 2017 (Unaudited)	As of December 31, 2016

Short-term investments:
Quoted shares in Malaysia	$13,457	$12,660

Realized gains and realized losses were not significant for either of the three month and nine month ended September 30, 2017. The changes in value was mainly due to forex implication.

5.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	As of September 30, 2017	As of December 31, 2016

Other receivables (1)	$1,912,624	746,386
Deposits and Prepayment (2)	37,671	1,165
	$1,950,295	$747,551

(1)	Other receivables mainly arising from owing by Silver Rhythm Sdn Bhd. Ho Wah Genting Group Limited has signed an agreement with Silver Rhythm Sdn Bhd and another deemed related party, to offset Silver Rhythm Sdn Bhd’s owing of RM8,420,000 with 1,960,912 unit of Vitaxel Group Limited’s shares, a company listed on OTC Market.

(2)	Deposits represented payments for telephone, electricity, water, maintenance fee, rental & utility and parking. Prepayment represented prepayments for maintenance fee, sinking fund and fire assurance.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of September 30, 2017	As of December 31, 2016

Leasehold building	$74,982	$70,543
Computer and software	6,755	3,979
Furniture and fixtures	781	505
	82,518	75,027

Less: Accumulated depreciation	(17,874)	(14,963)

Balance at end of period	$64,644	$60,064

Depreciation expenses was $1,914 (3 months $654) and $4,886 (3 months $1,043) for the nine months ended September 30, 2017 and 2016, respectively.

7.	OTHER PAYABLES AND ACCRUALS

	As of September 30, 2017	As of December 31, 2016

Other payables (1)	4,055,316	2,440,117
Accruals	5,237	4,454
	$4,060,553	$2,444,571

(1)	Other payables mainly consist of members redemption balances.

8.	INCOME TAX

The Company and its subsidiary are Malaysia incorporated companies and required to pay corporate income tax at 24% of taxable income.

Income tax expenses for the Company are summarized as follows:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Current:
Provision for Malaysian income tax	$—	$736	$—	$733
Provision for U.S. income tax	—	—	—	—
Deferred:
Provision for Malaysian income tax	—	—	—	—
Provision for U.S. income tax	—	—	—	—
	$—	$736	$—	$733

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Malaysia

Malaysia HWGG recorded a loss before income tax of $669,529 and $296,911 for the period ended September 30, 2017 and 2016, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the Malaysian income tax rate of 24% and 24% for the period ended September 30, 2017 and 2016, respectively, to income before income taxes are as follows:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Profit (loss) before income tax	$(323,597)	$(98,437)	$(549,933)	$(320,920)
Permanent difference	323,597	98,425	549,933	323,864
Taxable income	$—	$12	$—	$2,944
Malaysian income tax rate	24%	24%	24%	24%
Current tax expenses	$—	$(3)	$—	$(736)
Less: Valuation allowance	—	—	—	—
Income tax expenses	$—	$(3)	$—	$(736)

United States of America

HWGG is a company incorporated in State of Nevada and recorded a loss before income tax of $- and for the period ended September 30, 2017 and 2016, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 34% for the period ended September 30, 2017 and 2016, respectively, to income before income taxes are as follows:

	For the three months ended		For the six ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Profit (loss) before income tax	$—	$—	$—	$—
Permanent difference	—	—	—	—
Taxable income	$—	$—	$—	$—
USA income tax rate	34%	34%	34%	34%
Current tax expenses	$—	$—	$—	$—
Less: Valuation allowance	—	—	—	—
Income tax expenses	$—	$—	$—	$—

No deferred tax has been provided as there are no material temporary differences arising during the periods ended September 30, 2017 and 2016.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	RELATED PARTY TRANSACTIONS

As of September 30, 2017 and December 31, 2016, amounts due from related parties were as follows:

	As of September 30, 2017	As of December 31, 2016

Ho Wah Genting Berhad (1)	$59,256	$544,096
Ho Wah Genting Holiday Sdn Bhd (2)	37,924	—
Ho Wah Genting Shenzhen Limited (2)	110,612	—
Genting Highlands Taxi Services Sdn Bhd	23,702	—
Vitaxel SDN BHD (2)	655,749	585,619
Vitaxel Online Mall SDN BHD (3)	23,702	22,299
	$910,945	$1,152,014

The amounts due from related companies are unsecured, interest-free and repayable on demand.

As of September 30, 2017 and December 31, 2016, amounts due from directors were as follows:

	As of September 30, 2017	As of December 31, 2016

Lim Chun Hoo (1)	$8	$23,503

The amounts due from a director were unsecured, interest-free and repayable on demand.

As of September 30, 2017 and December 31, 2016, amounts due to related parties were as follows:

	As of September 30, 2017	As of December 31, 2016

Dato’ Lim Boon Hui (1)	$—	$208,830
Grande Legacy Inc. (4)	234,908	—
Beedo SDN BHD (2) (3)	52,145	57,977
	$287,053	$266,807

(1)	Our President. Dato Lim Hui Boon, is also the Group President and shareholder of Ho Wah Genting Berhad

(2)	Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, is also a director of Ho Wah Genting Holiday Sdn Bhd, Ho Wah Genting Shenzhen Limited and Beedo SDN BHD. He was also a director of Vitaxel Group Limited, parent company of its wholly owned subsidiary Vitaxel SDN BHD, until his resignation from that position on March 31, 2017.

(3)	Liew Jenn Lim, one of our directors since March 1, 2017, is also a director of Vitaxel Online Mall Sdn Bhd and Beedo SDN BHD.

(4)	Leong Yee Ming, one of our directors prior to his resignation on March 1, 2017, is a director of Grande Legacy Inc.

During the periods ended September 30, 2017 and 2016, the Company recognized rental income of $4,144 (3 months $1,381) and $4,414 (3 months $1,381) respectively from Ho Wah Genting Berhad. The president of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad. In addition, two sons of Dato’ Lim Hui Boon are directors of Ho Wah Genting Berhad.

During the periods ended September 30, 2017 and 2016, the Company recognized revenues consisting of junket commission from Ho Wah Genting Holiday SDN BHD was $7,680 and $15,592 respectively, and only for period ended September 30, 2017.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

From January 1, 2016 to August 12, 2016, the Company, through its subsidiary Beedo SDN BHD recognized revenue from the provision of information technology services of $10,361 from Ho Wah Genting Holiday SDN BHD and $41,443 from Vitaxel SDN BHD. Beedo SDN BHD was disposed of by the Company after August 12, 2016 and stopped earning revenue from the provision of information technology services.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the three month ended		For the nine month ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net loss applicable to common shares	$(249,490)	$(91,241)	$(669,529)	$(314,457)

Weighted average common shares outstanding (Basic) / (Diluted)	500,027,774	200,375,532	500,027,774	200,375,532

Loss per share	$0.00	$0.00	$0.00	0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

11.	SEGMENT INFORMATION

The Company’s operating businesses are organized based on the business activities from which the Company earns revenues. Our reported segments for the period ended September 30, 2017 and year ended December 31, 2016 are described as follows:

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

Others

These comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the periods ended September 30, 2017 and 2016.

The Company’s reportable segments are managed separately based on the fundamental differences in their operations.

HO WAH GENTING GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information with respect to these reportable business segments for the periods ended September 30, 2017 and 2016 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues:

Investment property holding	$1,381	$4,414	$4,144	$4,414
Information technology services	—	—	—	—
ETM and junket operations	—	—	7,850	—
Others	29,014	14,638	174,642	14,638
	$30,395	$19,052	$186,636	$19,052

Cost of revenues:
Investment property holding	$—	$3,082	$—	$3,082
Information technology services	—	—	—	—
ETM and junket operations	—	—	—	—
Others	41,494	—	122,204	—
	$41,494	$3,082	$122,204	$3,082

Depreciation:
Investment property holding	$638	$611	$1,914	$1,583
Information technology services	—	—	—	—
ETM and junket operations	—	—	—	—
Others	—	—	—	—
	$638	$611	$1,914	$1,583

Net income (loss):
Investment property holding	$1,381	$1,332	$4,144	$1,332
Information technology services	—	—	—	—
ETM and junket operations	—	—	7,850	—
Others	(250,870)	(140,404)	(681,523)	(298,979)
	$(249,489)	$(139,072)	$(669,529)	$(297,647)

	September 30, 2017
	Investment property holding	Information technology services	Junket operation	Others	Total
Identifiable long-lived assets, net	$58,736	$—	$—	$5,908	$64,644

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

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2017and December 31, 2016 were as follows:

	Balance at September 30, 2017 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1) (Unaudited)	Significant Other Observable Inputs (Level 2) (Unaudited)	Significant Unobserved Inputs (Level 3) (Unaudited)
Short-term investments:
Quoted shares in Malaysia	$13,457	$13,457	$—	$—
Total short-term investments	13,457	13,457	—	—
Total financial assets measured at fair value	$13,457	$13,477	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobserved
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Quoted shares in Malaysia	$12,660	$12,660	$—	$—
Total short-term investments	12,660	12,660	—	—
Total financial assets measured at fair value	$12,660	$12,660	$—	$—

13.	SUBSEQUENT EVENTS

On October 23, 2017, Ho Wah Genting Group Sdn. Bhd. has signed an agreement with Silver Rhythm Sdn Bhd and another deemed related party, to offset Silver Rhythm Sdn Bhd’s owing of RM8,420,000 with 1,960,912 unit of shares of a company listed on OTC Market, following to an arrangement signed between Ho Wah Genting Group Sdn Bhd with Silver Rhythm Sdn Bhd on July 6, 2017.

On November 6, 2017, Ho Wah Genting Group Sdn. Bhd. has issued a letter to Vspark Malaysia Sdn. Bhd. to acknowledge that there is a potential 50:50 joint venture with Vspark Malaysia Sdn. Bhd. to develop the Port Dickson Project. The Port Dickson Project consist of 182 units of water chalet, 400 units of hotel tower and a cruise entertainment hub.

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

Basis of Presentation

The reviewed consolidated financial statements for the periods ended September 30, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

Overview; Recent Events

Ho Wah Genting Group Limited (“HWGG”), a Nevada corporation (formerly Computron, Inc.) through Ho Wah Genting Group SDN BHD (“Malaysia HWGG”), a Malaysia company and our wholly owned subsidiary, is engaged to promote travel and entertainment services to members to our partnering resorts and cruises in the Asia region and develop and invest in real estate property.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of HWGG for the periods ended September 30, 2017 and 2016 and the related notes thereto.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016.

Revenue

We have recognized revenue of $186,636 and $19,052 for the nine months ended September 30, 2017 and 2016, respectively, with an increase of $167,584, or approximately 880%. The increase for the nine months ended September 30, 2017 was due to increase in exclusive travel membership business and the new income derive from billing on member for management fee.

Cost of Sales

Cost of sales for the nine months ended September 30, 2017 was $122,204, compared to $3,082 for the nine months ended September 30, 2016, an increase of $119,122. The increase for the year ended September 30, 2017 was due to cost of sales relating to the information technology entity Beedo that had been disposed no longer incurred.

Gross Profit

Gross profit was $64,432 for the nine months ended September 30, 2017, compared to gross profit of $15,970 for the nine months ended September 30, 2016, an increase of $48,462, or 303%. The increase was attributable to the increase in revenue due to our expansion and development of our businesses.

Operating Expenses

For the nine months ended September 30, 2017, we incurred total operating expenses in the amount of $689,537. For the nine months ended September 30, 2016, we incurred total operating expenses in the amount of $272,353. Operating expenses increased by $417,184 or 153%, which was mainly due to the increase in discount rewards by $194,602, RCM dividends $75,141 and other expenses $147,441.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $142,965, accounts receivables of $200,384. During the nine months ended September 30, 2017, net cash used in operating activities totalled $454,760. Net cash used in investing activities totalled $2,691. Net cash generated in financing activities during the period totalled $284,810. The resulting change in cash for the period was a decrease of $220,050, which was primarily due to cash in from other payables and accrued expenses.

As of September 30, 2016, we had a cash balance of $695,029. During the nine months ended September 30, 2016, net cash provided by operating activities totalled $875,115. Net cash used in investing activities totalled $5,077. Net cash used in financing activities during the period totalled $681,203. The resulting change in cash for the period was an increase of $232,022, which was primarily due to cash in from other payables and accrued expenses.

As of September 30, 2017, we had current liabilities of $4,347,606, which was comprised of other payables and accruals of $4,060,553 and amount due to related party of $287,053.

As of December 31, 2016, we had current liabilities of $2,711,378, which was comprised of other payables and accrual of $2,444,571 and amounts due to related party of $266,807.

We had total stockholders’ deficit of $1,064,908 and $352,571 as of September 30, 2017, December 31, 2016, respectively.

Going Concern Consideration

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended September 30, 2017, the Company reported a net loss of $669,529 and working capital deficit of $1,129,552. The Company had an accumulated deficit of $1,202,810 as of September 30, 2017.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of September 30, 2017 and December 31, 2016, short term investments classified as held-for-trading were required to be reported at fair value on a recurring basis subject to the disclosure requirements of ASC 820.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Lim Chun Hoo, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2017. Based upon, and as of the date of this evaluation, Lim Chun Hoo determined that our disclosure controls and procedures were not effective and reflected the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

Reverse Stock Split

On July 12, 2017, the Board of Directors of Ho Wah Genting Group Limited (“ HWGG “) authorized and approved an amendment (the “ Amendment “) to HWGG’s Amended and Restated Articles of Incorporation, which authorized a two-to-one reverse stock split (the “Reverse Split”) of HWGG’s outstanding common stock, par value $0.0001 per share, with a record date of July 14, 2017 (the “ Record Date “). In connection with the reverse stock split, the Board of Directors of HWGG, also authorized and approved a related increase in the par value of the HWGG common stock from $0.0001 per share to $0.0002 per share. We expect that the Reverse Stock Split will (i) increase the marketability and liquidity of our common stock; (ii) address the reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) enable us to strengthen the quotation of our common stock on the OTC Markets, Inc. QB Tier.

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

HO WAH GENTING GROUP LIMITED

Date November 14, 2017	By: /s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive and Chief Financial Officer