Form 10-K
period 2017-12-31
Ho Wah Genting Group Ltd
filed 2018-04-18
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 333-199965

HO WAH GENTING GROUP LIMITED
(Exact name of registrant as specified in its charter)

Nevada	47-1662242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+ 603 – 2148 -1089

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $112,693,849 (computed using the closing sales price of $1.02 per share of common stock on such date). For the purposes of this calculation, shares owned by officers, directors and persons known to the registrant to own 10% or more of the outstanding voting power of the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

As of April 13, 2018, the Registrant has 500,027,774 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Description of the Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii), or (iii) above.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and services and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of our industry, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A. “Risk Factors” and other cautionary statements contained in this Report. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report includes the following:

●	our relationship with, and our ability to acquire members, and to influence the actions of, our members of our Exclusive Travel Membership (defined below);

●	improper action by our employees or members of our Exclusive Travel Membership in violation of applicable law;

●	adverse publicity associated with our products or services, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

●	changing consumer preferences and demands;

●	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our member relations and operating results;

●	the competitive nature of our businesses;

●	regulatory matters governing our products and services, including potential governmental or regulatory actions concerning our products and services, risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our partners, pricing and currency devaluation risks;

●	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

●	adverse changes in the Malaysian economy;

●	our dependence on increased penetration of existing markets;

●	our reliance on our information technology infrastructure and outside service providers and strategic partners;

●	the sufficiency of trademarks and other intellectual property rights;

●	changes in tax laws, treaties or regulations, or their interpretation; and

●	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

On July 12, 2017, our Board of Directors authorized and approved an amendment to our Amended and Restated Articles of Incorporation, which authorized a two-to-one reverse stock split of our outstanding common stock, par value $0.0001 per share, with a record date of July 14, 2017. In connection with the reverse stock split, the Board of Directors also authorized and approved a related increase in the par value of the HWGG common stock from $0.0001 per share to $0.0002 per share. On August 9, 2017 we received approval from the Financial Industry Regulatory Authority to effectuate the Reverse Split at the open of business on August 11, 2017. At such time, our trading symbol will temporarily change to “HWGGD.” The added “D” will remain for 20 business days after which our trading symbol will revert to “HWGG.” When the reverse stock split became effective, every two shares of our pre-split issued and outstanding common stock, par value 0.0001 per share, automatically converted into one post-split share of our common stock, par value 0.0002 per share, and with a corresponding reduction of the number of shares of common stock we are authorized to issue, and a related increase in par value. All fractional shares which would otherwise result from the reverse stock split was rounded up.

As used in this Report, references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Ho Wah Genting Group Limited and its wholly owned subsidiary, HWGG, unless the context otherwise indicates.

Our Current Business

We are currently engaged in promoting entertainment membership, junket operating and marketing of real estate property through our wholly owned subsidiary HWGG.

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

●	Holiday Card Member

●	Classic Card Member

●	Gold Card Member

●	Black Card Member

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

We have launched limited time offer (ended on December 31, 2017) of Resort Club Membership (“RCM”) exclusively designed to meet the demands of those seeking for a membership with great value, wealth generation and a wide selection retreats. RCM is a premier exclusive club offering an elegant and welcoming ambience for all who seek for the perfect resort club membership. RCM is committed to the highest levels of comfort and cuisine, exceptional venues and an unmatched level of personal service. The RCM consist of three membership packages: (i) Platinum; (ii) World; & (iii) Prestige.

The Platinum Card Member package starting from subscription payment of US$1,500. It provides members up to 6 nights free stay with the Hotel Suite. Members can enjoy up to 10% discount on hotel booking at Ho Wah Genting Resort which located on the west coast of the Peninsula Malaysia. Members also can earn a yearly discount rewards of 6% per annum.

The World Card Member package starting from subscription payment of US$7,500. It provides members up to 12 nights free stay with the Hotel Suite or Cruise Hotel. Members can enjoy up to 20% discount on hotel booking at Ho Wah Genting Resort which located on the west coast of the Peninsula Malaysia. Members also can earn a yearly discount rewards of 9% per annum.

The Prestige Card Member package starting from subscription payment of US$15,000. It provides members up to 18 nights free stay with the Hotel Suite or Cruise Hotel or Water Chalets. Members can enjoy up to 30% discount on hotel booking at Ho Wah Genting Resort which located on the west coast of the Peninsula Malaysia. Members also can earn a yearly discount rewards of 12% per annum.

We have generated 223 active members as of December 31, 2017 with the following breakdown:

●	Classic Card Members	:	77

●	Gold Card Members	:	44

●	Black Card Members	:	79

●	Platinum Card Members	:	15

●	World Card Members	:	3

●	Prestige Card Members	:	5

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

Marketing Plan, Overview and Business Strategy

According to the World Travel and Tourism Council, travel and tourism total contribution which include direct, indirect and induced generated $8.3 trillion (USD) and 313 million jobs for the global economy in 2017. In 2018, the World Travel and Tourism Council is expected to attract 1.4 billion international tourist arrivals. By 2028, international tourist arrivals are forecast to total 2.1 billion, generating expenditure of $2,311.4 (USD) billion, an increase of 4.1% per annum.

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

We also believe our junket operation business will be a huge contributor to our future revenue. According to the Research And Markets, the Casino games market was US 129 billion in 2016 and is estimated to reach USD 191 billion by 2022 at a compound annual growth rate of 6.8% during the period.. Based on Business Wire News, Asia comprises sixty percent of the world population and is home to many of the world’s top ten biggest casinos by gambling revenue, which are located in Macau and Singapore.

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

According to Knight Frank Malaysia, a unit of London-based Knight Frank LLP, Malaysia’s property market is expected to remain sluggish in the first six months of 2018. The market continued to be weak in the second half of 2017 with oversupplied position in the main sub-sectors such as high-end residential, office and retail. During the second half of 2017, the developers continued shifting their focus to the middle-income and affordable housing segments to cater to a wider target catchment amid challenges in the high-end market. Despite the current challenges in the retail industry, Knight Frank Malaysia foreseen the mid to longer term prospect remains positive as more retailers embrace the concept of “clicks and mortar” amid the e-commerce boom.

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

We have engaged project managers to look into enhancing this sector of our business and are in the early state of exploring and planning our next property investment project. On November 23, 2016, we acquired rights to purchase 202 units in a condominium development scheduled to be completed no later than December 31, 2017 in Negeri Johor, Malaysia, at 40% below market price. Pursuant to such agreement, we are able to resale the units to customers at market price. We expected to earn approximately 40% of the gross revenue for each unit that we are able to sell by December 31, 2017 and would not have any further obligations to purchase any units that we are unable to find customers for. However, this expired on December 31, 2017, and we did not acquire the property.

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

Employees

We currently have 11 full time employees, all of which are located in Malaysia. None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

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

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. All share and per share information included in this Report has been adjusted to reflect our 1,428-for-1 forward stock split and 1-for-2 reverse stock split. The last reported sales price of our common stock on the OTC Markets on April 13, 2018 was $2.20 per share.

	High		Low
Year ended December 31, 2016
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter (from November 8, 2016)		0.002		0
Year ended December 31, 2017
First Quarter		$1.08		$0.60
Second Quarter		1.10		1.02
Third Quarter		1.40		0.931
Fourth Quarter		1.50		1.00

Number of Holders

As of April 13, 2018 the Company has 500,027,774 shares issued and outstanding of common capital stock of the Company by approximately 133 stockholders of record and no shares of preferred.

Dividends

As previously reported in a Current Report on Form 8-K filed with the SEC on November 17, 2016 and November 30, 2016, on November 8, 2016, which Current Reports are hereby incorporated by reference in its entirety, our Board of Directors declared a 1,428-for-1 forward stock split of the Company’s outstanding Common Stock in the form of a dividend (the “Stock Split”) with a record date of November 18, 2016 (the “Record Date”). On November 28, 2016, Financial Industry Regulatory Authority, Inc. (“FINRA”) notified us of its announcement of the payment date of the Stock Split as November 29, 2016 (the “Payment Date”) and ex-dividend date as November 30, 2016 (the “Ex-Dividend Date”). On the Payment Date, as a result of the Stock Split, each holder of the Company’s Common Stock as of the Record Date received 1,428 additional shares of the Company’s Common Stock for each one share owned, rounded up to the nearest whole share. As of the Ex-Dividend Date, our Common Stock began trading on a post-split adjusted basis.

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

None.

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

Basis of Presentation

The audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

Overview

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of HWGG for the fiscal years ended December 31, 2017 and 2016 and the related notes thereto.

For the year ended December 31, 2017 compared to December 31, 2016

Revenue

We recognized revenue of $260,749 and $96,822 for the year ended December 31, 2017 and 2016 respectively. The increase in revenues from the year ended December 31, 2016 was due to the increase of revenue from the Exclusive Travel Membership business of HWGG as a result of 10% management fees charged which were not charged in the year ended December 31, 2016.

Cost of Sales

Cost of sales for the year ended December 31, 2017 was $213,389, compared to $20,060 for the year ended December 31, 2016. The increase for the year ended December 31, 2017 was due to commission earned and payable to Exclusive Travel Membership members of $212,706 recorded for the year.

Gross Profit

Gross profit was $47,360 for the year ended December 31, 2017, compared to $76,762 for the year ended December 31, 2016, a decrease of $29,402, or 38.3%. The decrease was attributable to the increase in cost of sales.

Operating Expenses

For the year ended December 31, 2017, the total operating expenses was $1,128,995, compared to $685,697 for the year ended December 31, 2016. The operating expenses increased by $443,298 or 64.6%, which was mainly caused by the increase of expenses in supporting a larger customer base, an increase in discount rewards by $256,140, consultation fee by $61,565, commission payables by $100,992.

Liquidity and Capital Resources

As of December 31, 2017, we had a cash balance of $335,591. During the year ended December 31, 2017, net cash used in  operating activities totalled $(356,979). Net cash used in investing activities during the fiscal period ending December 31, 2017 totalled $329,096 . Net cash generated by financing activities during the same period totalled $593,552. The resulting change in cash for the period was a decrease of $27,424 which was primarily due to an increase of other receivables, deposits and prepayments, and an increase in amounts due from related parties.

As of December 31, 2016, we had a cash balance of $363,015. During the year ended December 31, 2016, net cash generated from  operating activities totalled $258,177. Net cash provided by investing activities during the fiscal period ending December 31, 2016 totalled $41,855. Net cash used in financing activities during the same period totalled $453,843.

As of December 31, 2017, we had current liabilities of $4,838,504, which was comprised of other payables and accruals of $4,729,249, amount due to related party of $109,255.

As of December 31, 2016, we had current liabilities of $2,711,378, which was comprised of other payables and accruals of $2,444,571, and amount due to related party of $266,807.

We had net liabilities of $1,217,217 and $352,571 as of December 31, 2017 and December 31, 2016.

Beedo SDN BHD (“Beedo”)

HWGG acquired a majority ownership interest in Beedo on June 25, 2015. On August 12, 2016, HWGG transferred its shares of Beedo to its related party, Dato’ Lim Hui Boon, for the consideration of $118,881 (RM 510,000).

Silver Rhythm SDN BHD (“Silver Rhythm”)

Malaysia HWGG agreed to offset the owing from Silver Rhythm by receiving common stock of Vitaxel Group Limited from Lim Chun Yen. Lim Chun Yen owes Silver Rhythm US$1,960,912 and Silver Rhythm owes Malaysia HWGG. To settle the debts, the 3 parties decided to enter into the shares agreement on October 2, 2017 to offset each other’s debt by using the common stock of Vitaxel owned by Lim Chun Yen.

Going Concern Consideration

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2017, the Company reported a net loss of $746,793 and working capital deficit of $1,309,010. The Company had an accumulated deficit of $1,215,994 as of December 31, 2017 due to the fact that the Company incurred losses during the year ended December 31, 2017.

Continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due. Notwithstanding this belief, there is no assurance, however, that the available funds will be available to the Company, and if available, will be sufficient for the needs of the Company. Currently, no person, including existing shareholders, is under any obligation to continue to extend credit to the Company and/or invest in the Company.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2017 and December 31, 2016 are $2,544,644 and $12,660 respectively.

Revenue Recognition

The Company provides rental and information technology services to customers. Lease revenue is recognized using the straight-line method in accordance with ASC Topic 970-605, “Real Estate-General-Revenue Recognition” (“ASC Topic 970-605”). Revenue from the provision of information technology services is recognized when (a) there is persuasive evidence that an arrangement exists, (b) delivery has occurred, (c) the vendor’s fee is fixed or determinable and (d) collectability is probable in accordance with ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”).

Recent Accounting Pronouncements

Revenue Recognition:  In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic  606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09(modified retrospective method). We will apply the new revenue standard beginning January 1, 2018. Each of the revenue streams will has been be analysed in accordance with the new revenue standard to determine the impact on our consolidated financial statements. We do not expect the new revenue standard to have a material impact on our consolidated financial statements.

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

ITEM 8. Financial Statements and Supplementary Data

HO WAH GENTING GROUP LIMITED

FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Ho Wah Genting Group Limited.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ho Wah Genting Group Limited. and its subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis a Matter

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s President, which are described in Note 9 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, Colorado

April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Ho Wah Genting Group Limited

We have audited the accompanying consolidated balance sheet of Ho Wah Genting Group Limited and its subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2016. Ho Wah Genting Group Limited’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Ho Wah Genting Group Limited as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 12 to the consolidated financial statements, the Company effected a two-to-one reverse stock split authorized and approved by the Board of Directors of the Company on June 12, 2017 with a record date of June 14, 2017. As a result, all share and per share amounts as of December 31, 2016 and for the year then ended have been adjusted to reflect the reverse stock split.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

Hong Kong, China

April 17, 2017, except for the effects of the reverse stock split described in Note 12, as to which the date is April 17, 2018

HO WAH GENTING GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of	As of
	December 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$335,591	$363,015
Account Receivable, net	19,642	—
Other receivables, deposits and prepayment	205,204	747,551
Amount due from related party	424,413	1,175,517
Short-term investments	2,544,644	12,660
Total Current Assets	3,529,494	2,298,743

PROPERTY AND EQUIPMENT, NET	91,793	60,064
TOTAL ASSETS	$3,621,287	$2,358,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$4,729,249	$2,444,571
Amounts due to related party	109,255	266,807
Total Current Liabilities	$4,838,504	$2,711,378

Total Liabilities	$4,838,504	$2,711,378

Commitments and Contingency (Note 10)

STOCKHOLDERS’ EQUITY
Common stock (Par value of $0.0002: 750,000,000 shares authorized; 500,027,774 shares issued and outstanding as of December 31, 2017 and December 31, 2016)	100,006	100,006
Additional paid in capital	302,166	302,166
Accumulated deficit	(1,215,994)	(533,282)
Non-controlling interest	(68,101)	—
Accumulated other comprehensive loss	(335,294)	(221,461)
Total Stockholders’ Equity	(1,217,217)	(352,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,621,287	$2,358,807

The accompanying notes are an integral part of the consolidated financial statements.

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2017	2016

REVENUE	$260,749	$96,822

COST OF REVENUE	(213,389)	(20,060)

GROSS PROFIT	47,360	76,762

OPERATING EXPENSES
Administrative expenses	(1,128,995)	(685,697)
Total Operating Expenses	(1,128,995)	(685,697)

LOSS FROM OPERATIONS	(1,081,635)	(608,935)

OTHER (EXPENSES) INCOME, NET
Gain (loss) on disposal of short-term investments	(3,257)	1,604
Fair value gain on short-term investments	341,400	—
Interest income	1,040	—
Other income	—	(4,570)
Other operating expenses	—	(211,884)
Exchange (loss) gain	(4,341)	6,524
Total Other (Expenses) Income, net	334,842	(208,326)

NET LOSS BEFORE TAXES	(746,793)	(817,261)

Income tax expense	—	(725)

LOSS FROM CONTINUING OPERATIONS	(746,793)	(817,986)
Gain (loss) from disposal of subsidiary	—	7,397
NET LOSS	(746,793)	(810,589)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(117,853)	46,435

TOTAL COMPREHENSIVE LOSS	(864,646)	(764,154)

Net loss contributed to non-controlling interest	$(64,081)	$(11,952)
Net loss contributed to shareholders	(682,712)	(798,637)
Total net loss	(746,793)	(810,589)

Total comprehensive loss contributed to non-controlling interest	$(68,101)	$(18,619)
Total comprehensive loss contributed to shareholders	(796,545)	(745,535)

Net loss per share
- basic and diluted
Continuing	(0.00)	(0.00)
Discontinued	—	(0.00)
	(0.00)	(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	500,027,774	415,443,013

The accompanying notes are an integral part of the consolidated financial statements

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

						Accumulated
	Common stock		Additional		Non	other
	Number of		paid in	Accumulated	controlling	comprehensive
	shares	Amount	capital	deficit	interest	income (loss)	Total

Balance at December 31, 2015	100,187,766	20,038	382,134	265,355	101,861	(267,896)	501,492
Reverse merger recapitalization	399,840,000	79,968	(79,968)	—	—	—	—
Disposal of subsidiary	—	—	—		(83,242)	—	(83,242)
Net loss	—	—	—	(798,637)	(11,952)	—	(810,589)
Foreign currency translation gain	—	—	—	—	(6,667)	46,435	39,768
Balance at December 31, 2016	500,027,766	$100,006	$302,166	$(533,282)	$—	$(221,461)	$(352,571)
Effect from reverse stock split	8	—	—	—	—	—	—
Net loss	—	—	—	(682,712)	(64,081)	—	(746,793)
Foreign currency translation gain	—	—	—	—	(4,020)	(113,833)	(117,853)

Balance at December 31, 2017	500,027,774	$100,006	$302,166	$(1,215,994)	$(68,101)	$(335,294)	$(1,217,217)

The accompanying notes are an integral part of the consolidated financial statements.

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(746,793)	(798,637)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	2,672	5,489
Loss from sale of investment	3,257	—
Fair value gain on short-term investment	(341,400)	—
Other receivables, deposits and prepayment	(1,558,650)	(745,376)
Other payables and accrued expenses	2,283,935	1,537,630
Amounts due to related party	—	259,071
Net cash generated from (used in) operating activities	(356,979)	258,177

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,691)	(5,476)
Purchase of subsidiary	—	24,937
Purchase of equity instruments	(449,887)	22,394
Proceed from sale of investments	123,482	—
Net cash generated from (used in) investing activities	(329,096)	41,855

CASH FLOWS FROM FINANCING ACTIVITIES
Loss attributable to non-controlling interest	—	(92,963)
Advance from director	23,503	554,855
Amount due from related parties	570,049	(915,735)
Net cash provided by financing activities	593,552	(453,843)

EFFECT OF EXCHANGE RATES ON CASH	65,099	44,919

NET INCREASE IN CASH AND CASH EQUIVALENTS	(27,424)	(108,892)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363,015	471,907

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$335,591	$363,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—

Cash paid for income tax	$—	725
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Held for sale securities acquired as a consideration of payment of receivables	$1,960,912	$—

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

Ho Wah Genting Property Sdn Bhd was incorporated in March 24, 2015. In January 11, 2017, the company acquired 67% of HWGG Property Sdn Bhd for a consideration of approximately US$16 (MYR67). Ho Wah Genting Property Sdn Bhd business activity is in property investment and property development.

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

Principles of consolidation

For the year ended December 31, 2016, the consolidated financial statements include the accounts of HWGG, Malaysian HWGG and its subsidiary, Beedo, collectively referred to within as the Company. On August 12, 2016, HWGG completed the disposal of its subsidiary, Beedo, by wholly transferring the shares it owns to a related party, Dato’ Lim Hui Boon, for the consideration of $118,881 (RM 510,000). Since selling its interest of Beedo, we no longer participate in the information technology services industry.

Ho Wah Genting Property Sdn Bhd, a 67% owned subsidiary, was incorporated in Malaysia on March 24, 2015. The Company is primarily engaged in property investment and property development. In January 11, 2017, the company acquired 67% of HWGG Property Sdn Bhd for a consideration of approximately US$16 (MYR67). Ho Wah Genting Property Sdn Bhd business activity is in property investment and property development.

Thus, as of and for the year ended December 31, 2017, the consolidated financial statements include the accounts of HWGG, Malaysian HWGG and Ho Wah Genting Property Sdn Bhd.

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

Cash and cash equivalents

The Company considers highly-liquid investments with maturities of three months or less, when purchased, to be cash equivalents. Cash and cash equivalents include cash on hand and amount on deposit with Malaysia financial institutions, which amounts may at times exceed Malaysia government insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk.

Investments

The Company invests its excess cash primarily in equity instruments of high-quality corporate issuers listed on the Main Board of Bursa Malaysia. Such securities are classified as short-term investments and are valued at the last reported closing price on the balance sheet date. If no sale price was reported on that date, they are valued at the last reported trading day closing price. Changes in the value of these investments are recognized as unrealized gain or loss in the statement of income.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2017 and 2016, the Company has assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 of $2,544,644 and $12,660 respectively. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Property and equipment, net

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Leasehold building	50 years

Computer and software	5 years

Furniture and fixtures	5 years

Revenue recognition

The Company provides rental and junket operation services to customer. Lease revenue is recognized using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”). Junket operation revenue is recognized when service is performed, vendor’s fee is fixed or determinable and collectability is probable.

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

U.S. Corporate Income Tax

The Company is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. See Note 8 – Income Tax.

To the extent that portions of its U.S. taxable income, such as Subpart F income or global intangible low-taxed income (“GILTI”), are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

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

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the years ended December 31, 2017 and 2016, there is no dilutive effect due to net loss for the periods.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the year ended December 31, 2017, the Company operated in three reportable business segments: (1) investment property holding which generates rental income from the leasing out of its leasehold building, and (2) exclusive membership and junket operations, and (3) information technology services, which generates revenue from the provision of information technology services.

The others which comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the years ended December 31, 2017 and 2016.

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

 Recently Issued Accounting Pronouncements:

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We will apply the new revenue standard beginning January 1, 2018. Each of the revenue streams will has been be analysed in accordance with the new revenue standard to determine the impact on our consolidated financial statements. We do not expect the new revenue standard to have a material impact on our consolidated financial statements.

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

Stock-based Compensation :    In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

For the year ended December 31, 2017, the Company reported a net loss of $746,793 and working capital deficit of $1,309,010. The Company had an accumulated deficit of $1,215,994  as of December 31, 2017 due to the fact that the Company incurred losses during the year ended December 31, 2017.

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

4.	HELD FOR TRADING SECURITIES

	Estimated Fair Value
	As of December 31, 2017	As of December 31, 2016
Short-term investments:
Quoted shares in Malaysia	93,504	12,660
Quoted shares in U.S. (OTC) – (Vitaxel Group Limited, stock code VXEL)	2,451,140	—
Total short-term investments	2,544,644	12,660

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2017 and December 31, 2016 are $2,544,644 and $12,660 respectively.

5.	OTHER RECEIVABLES

Other receivables consist of the following:

	As of December 31, 2017	As of December 31, 2016

Deposits (1)	$196,867	$746,386
Prepayment (2)	8,337	1,165
	$205,204	$747,551

(1)	Deposits represented payments for telephone, electricity, water, maintenance fee, rental & utility and parking.

(2)	Prepayment represented prepayments for maintenance fee, sinking fund and fire assurance.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31, 2017	As of December 31, 2016

Leasehold building	$78,227	$70,543
Computer and software	13,845	3,979
Furniture and fixtures	19,627	505
	111,699	75,027

Less: Accumulated depreciation	(19,906)	(14,963)

Balance at end of year	$91,793	$60,064

Depreciation expenses charged to the statements of operations with the average exchange rate for the year ended December 31, 2017 and the year ended December 31, 2016 were $2,672 and $2,186, respectively.

7.	OTHER PAYABLES AND ACCRUALS

	As of December 31, 2017	As of December 31, 2016

Other payables (1)	$4,692,631	$2,440,117
Accruals	36,618	4,454
	$4,729,249	$2,444,571

(1)	Other payables mainly consist of members redemption balance

8.	INCOME TAX

Income taxes consisted of Malaysia income tax and U.S. income tax. There was no provision of income taxes made in respect of the two countries for the years ended December 31, 2017. The provision of income taxes made in Malaysia for the years ended December 31, 2016 is $725.

Provision for income taxes consisted of the following:

	For the year ended
	December 31, 2017	December 31, 2016

Current:
Provision for Malaysian income tax	$—	$725
Provision for U.S. income tax	—	—
Deferred:
Provision for Malaysian income tax	—	—
Provision for U.S. income tax
	$—	$725

Malaysia

Malaysia HWGG recorded a loss before income tax of $523,175 and $583,804 for the years ended December 31, 2017 and 2016, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the Malaysian income tax rate of 24% and 24% for the years ended December 31, 2017 and 2016, respectively, to income before income taxes are as follows:

	For the years ended
	December 31, 2017	December 31, 2016

Profit (loss) before income tax	$(523,175)	$(583,804)
Permanent difference	523,175	586,704
Taxable income	$—	$2,900
Malaysian income tax rate	24%	24%
Current tax expenses	$—	$725
Less: Valuation allowance
Income tax expenses	$—	$725

United States of America

HWGG is a company incorporated in State of Nevada and recorded a loss before income tax of $159,537 and $208,830 for the year ended December 31, 2017 and 2016, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 34% for the years ended December 31, 2017 and 2016, respectively, to income before income taxes are as follows:

	For the years ended
	December 31, 2017	December 31, 2016

Profit (loss) before income tax	$(159,537)	$(208,830)
Permanent difference	159,537	208,830
Taxable income	$—	$—
U.S. income tax rate	34%	34%
Current tax expenses	$—	$—
Less: Valuation allowance	—	—
Income tax expenses	$—	$—

No deferred tax has been provided as there are no material temporary differences arising during the years ended December 31, 2017 and 2016.

U.S. Corporate Income Tax

The Company’s management has yet to evaluate the effect of the U.S. Tax Reform on Ho Wah Genting Group Limited. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S Department of the Treasury, and specific actions the Company may take in the future.

One-Time Transition Tax Related to U.S. Tax Reform

The Company’s management has evaluated the on-time transition tax and estimated that there will not be such tax due for the Company.

9.	RELATED PARTY TRANSACTIONS

As of December 31, 2017 and 2016, amounts due from related parties were as follows:

	As of December 31, 2017	As of December 31, 2016

Ho Wah Genting Berhad (1)	$247,280	$544,096
Vitaxel Sdn Bhd (2)	—	585,619
Vitaxel Online Mall Sdn Bhd (3)	24,728	22,299
Ho Wah Genting Holiday Sdn Bhd (2)	14,837	—
Ho Wah Genting ShenZhen Limited (2)	133,974	—
Marvel Theme Park City Sdn Bhd (4)	3,594	—
Lim Chun Hoo (2)	—	23,503
	$424,413	$1,175,517

The amounts due from related parties are unsecured, interest-free and repayable on demand.

(1)	Our President Dato’ Lim Hui Boon is also the Group President and shareholder of Ho Wah Genting Berhad.

(2)	Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, is also a director of Ho Wah Genting Holiday Sdn Bhd, Ho Wah Genting Shenzhen Limited and Beedo Sdn Bhd. He was also director of Vitaxel Group Limited, parent company of its wholly owned subsidiary Vitaxel Sdn Bhd, until his resignation from that position on March 31, 2017.

During the year 2017, Malaysia HWGG agreed to offset the owing from Silver Rhythm by receiving common stock of Vitaxel Group Limited from Lim Chun Yen. Lim Chun Yen owes Silver Rhythm US$1,960,912 and Silver Rhythm owes Malaysia HWGG. To settle the debts, the 3 parties decided to enter into the shares agreement on October 2, 2017 to offset each other’s debt by using the common stock of Vitaxel owned by Lim Chun Yen. As a result,  HWGG Malaysia has acquired 1,960,912 shares of Vitaxel Group Limited, a Nevada corporation in U.S for the price of USD1 per share from Lim Chun Yen, a nephew of Dato Lim Hui Boon, the President of the Company. The share closing market price at the end December 31, 2017 was USD1.25.

(3)	Liew Jenn Lim, one of our directors since March 1, 2017, is also a director of Vitaxel Online Mall Sdn Bhd, Beedo Sdn Bhd and Vspark Malaysia Sdn Bhd.

(4)	Marvel Theme Park City Sdn Bhd is a shareholder of our subsidiary company, Ho Wah Genting Property Sdn Bhd.

As of December 31, 2017 and 2016, amounts due to related parties were as follows:

	As of December 31, 2017	As of December 31, 2016

Dato’ Lim Boon Hui	$—	$208,830
Beedo SDN BHD	59,347	57,977
Vspark Malaysia Sdn Bhd	7,031	—
Vitaxel Sdn Bhd	42,877	—

	$109,255	$266,807

During the years ended December 31, 2017 and 2016, the Company recognized rental income of $5,584 and $5,801 respectively from Ho Wah Genting Berhad (“HWGB”). Our president, Dato’ Lim Hui Boon, is also the Group President and shareholder of HWGB. In addition, two sons of Dato’ Lim Hui Boon are directors of HWGB.

On April 1, 2016, we entered into the Travel and Junket Service Contract with our partner, Ho Wah Genting Holiday SDN BHD (“HWGH”), pursuant to which HWGH shall render HWGG tour agency services, including but not limited to providing HWGG with tour packages, hotel bookings, and transportation arrangements to offer HWGG’s members and to share in junket operation profits. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, is the Executive Director of HWGH. In addition, two sons of Dato Lim Hui Boon, our president, are the directors of HWGB, the parent company of HWGH. During the years ended December 31, 2017 and 2016, the Company recognized junket commission revenue of $7,932 and $16,730, respectively, from HWGH.

As of December 31, 2017 and 2016, HWGB owed the Company $247,280 and $544,096, respectively. Such debt is unsecured, interest-free and repayable on demand.

During the years ending December 31, 2017 and 2016, the Company loaned $0 and $585,619, respectively, to Vitaxel Sdn Bhd, a Malaysian corporation (“Vitaxel”). During the years ending December 31, 2017 and 2016, the Company loaned $24,728 and $22,299, respectively,  to Vitaxel Online Mall Sdn Bhd, a Malaysian corporation (“Vionmall”). Such debt is unsecured, interest-free and repayable on demand. Vitaxel and Vionmall are wholly owned subsidiaries of Vitaxel Group Limited, a Nevada corporation. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, was a director of Vitaxel Group Limited, Vionmall and Vitaxel’s parent company, until his resignation on March 31, 2017. In addition, Leong Yee Ming, our former Chief Financial Officer, Chief Operating Officer and director, is a director and Chief Executive Officer of Vitaxel Group Limited.

From January 1, 2016 to August 12, 2016, the Company, through its subsidiary Beedo recognized revenue from the provision of information technology services of $9,668 from HWGH and $55,545 from Vitaxel. Beedo was disposed of by the Company after August 12, 2016 and stopped earning revenue from the provision of information technology services.

During the years ended December 31, 2017 and 2016, the recognized junket commission revenue of the Company from HWGH was $7,932 and $16,730, respectively.

During the years ended December 31, 2017 and 2016, the Company recognized revenue of $240,802 and $0, respectively, from the 10% management charges to ETM member from HWGB.

10.	Commitments and Contingencies

Capital Commitments

As of December 31, 2017 and 2016, Company has no capital commitments.

Operation Commitments

As of December 31, 2017 and 2016, Company has no operation commitments and lease commitments.

11.	EARNINGS (LOSS) PER SHARE

The Company has adopted ASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended
	December 31, 2017	December 31, 2016

Net loss applicable to common shares	$(682,712)	$(798,637)

Weighted average common shares outstanding (Basic/Diluted)	500,027,774	415,443,013

	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

12.	CAPITAL STOCK

FORWARD STOCK SPLIT

On November 8, 2016, the Board of Directors of Ho Wah Genting Group Limited (formerly Computron, Inc.) (the “Company”) authorized and declared a 1,428-for-1 forward stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share (the “Common Stock”) in the form of a dividend (the “Stock Split”) with a record date of November 17, 2016 (the “Record Date”). On the Record Date, each holder of the Company’s Common Stock will receive 1,428 additional shares of the Company’s Common Stock for each one share owned, rounded up to the nearest whole share

On November 28, 2016, Financial Industry Regulatory Authority, Inc. (“FINRA”) notified us of its announcement of the payment date of the Stock Split as November 29, 2016 (the “Payment Date”) and ex-dividend date as November 30, 2016 (the “Ex-Dividend Date”). On the Payment Date, as a result of the Stock Split, each holder of the Company’s Common Stock as of the Record Date received 1427 additional shares of the Company’s Common Stock for each one share owned, rounded up to the nearest whole share. As of the Ex-Dividend Date, our Common Stock began trading on a post-split adjusted basis.

REVERSE STOCK SPLIT

On July 12, 2017, the Board of Directors of Ho Wah Genting Group Limited (“ HWGG “) authorized and approved an amendment (the “Amendment”) to HWGG’s Amended and Restated Articles of Incorporation, which authorized a two-to-one reverse stock split (the “Reverse Split”) of HWGG’s outstanding common stock, par value $0.0001 per share, with a record date of July 14, 2017 (the “ Record Date “). In connection with the reverse stock split, the Board of Directors of HWGG, also authorized and approved a related increase in the par value of the HWGG common stock from $0.0001 per share to $0.0002 per share. We expect that the Reverse Stock Split will (i) increase the marketability and liquidity of our common stock, as market price no longer deemed as micro penny stock (below $0.01); (ii) address the reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) enable us to strengthen the quotation of our common stock on the OTC Markets, Inc. QB Tier.

On August 9, 2017 we received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Reverse Split at the open of business on August 11, 2017.

As of December 31, 2017 and December 31, 2016, the Company has 750,000,000 shares authorized and 500,027,774 shares issued respectively.

12.	SEGMENT INFORMATION

Our reported segments for the years ended December 31, 2017 and 2016 are described as follows:

Investment property holding

The Company generates rental income from the leasing out of its leasehold building.

Information technology services

The Company generates revenue from the provision of information technology services. This line of business commenced in the year 2015. This line of business ended on August 12, 2016 when the Company completed the disposal of its subsidiary, Beedo.

Exclusive Travel Membership

The company generates revenue from management fee billing on the member 10% for the deposit that put into the account

Junket operations

The Company generates revenue from junket operations with commissions receivable from Ho Wah Genting Holiday SDN BHD. This line of business commenced in the year 2016.

Others

These comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the years ended December 31, 2017 and 2016.

The Company’s reportable segments are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the years ended December 31, 2017 and 2016 was as follows:

	For the years ended
	December 31, 2017	December 31, 2016

Revenues:
Investment property holding	$5,584	$5,801
Information technology services	—	74,291
Junket operations	7,932	16,730
Management fee	240,802	—
Others	6,431	—
	$260,749	$96,822

Cost of revenues:
Investment property holding	$—	$—
Information technology services	—	14,586
Junket operations	683	5,474
Management fee	212,706	—
Others	—	—
	$213,389	$20,060

Depreciation:
Investment property holding	$1,472	$1,411
Information technology services	—	—
Junket operations	—	—
Others	632	3,909
	$2,104	$5,320

Net income (loss):
Investment property holding	$4,112	$4,390
Information technology services	—	59,705
Junket operations	7,249	11,256
Management fee	28,096	—
Others	(786,250)	(885,940)
	$(746,793)	$(810,589)
F-20

	December 31, 2017
	Investment property holding	Junket operation	Others	Total
Identifiable long-lived assets, net	$60,887	$—	$30,906	$91,793

	December 31, 2016
	Investment property holding	Junket operation	Others	Total
Identifiable long-lived assets, net	$56,317	$—	$3,747	$60,064

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

13.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2017 and 2016 were as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobserved
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Short-term investment	$2,544,644	$2,544,644	$—	$—
Total short-term investments	2,544,644	2,544,644	—	—
Total financial assets measured at fair value	$2,544,644	$2,544,644	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobserved
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Short-term investment	$12,660	$12,660	$—	$—
Total short-term investments	12,660	12,660	—	—
Total financial assets measured at fair value	$12,660	$12,660	$—	$—

14.	DISPOSAL OF SUBSIDIARY AND LOSS FROM DISCONTINUED OPERATIONS

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

Summarized financial information for discontinued operations is shown in the tables below.

	For the years ended December 31,
	2017	2016
Total revenue	$—	$74,291

Income (loss) from discontinued operations	$—	$(24,392)

Gain on disposal	$—	$7,397

Total gain (loss) from discontinued operations, before income taxes	$—	$(16,995)

Provision for income taxes	$—	$—

Gain (loss) from discontinued operations, net of tax	$—	$(16,995)

As of the date of disposal, Beedo had net assets of $194,726, and non-controlling interests of $83,242. The Company recognized a gain on disposal of $7,397 accordingly.

	As of	As of
	December 31,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$—
Other receivables, deposits and prepayment	—	—
Other current assets	—	—
Total Current Assets	—	—

PROPERTY AND EQUIPMENT, NET	—	—
TOTAL ASSETS	$—	$—

LIABILITIES
Other payables and accrued expenses	$—	$—
Amount due to directors	—	—
Total Liabilities	—	—

15.	SUBSEQUENT EVENTS

On April 13, 2018 Ho Wah Genting Group Sdn Bhd disposed Ho Wah Genting Property Sdn Bhd to Lim Chun Hoo at cost for MYR67.00. Ho Wah Genting Property Sdn Bhd has not generate any revenue since acquisition and continue to incur losses to the group. Due to this, the Board of Directors decided to dispose the subsidiary.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 8, 2017, the Company dismissed Centurion ZD CPA Limited (“Centurion”) as the Company's independent registered public accounting firm, effective immediately.

The audit reports of Centurion on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2016 and December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years ended December 31, 2016 and December 31, 2015 and during the subsequent interim period from January 1, 2017 through May 7, 2017, (i) there were no disagreements with Centurion on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to Centurion's satisfaction, would have caused Centurion to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 8, 2017, the Board of Directors of the Company engaged BF Borgers CPA PC ("BFB") as the Company’s independent registered public accounting firm for the year ending December 31, 2017.

During the two most recent fiscal years ended December 31, 2016 and December 31, 2015 and during the subsequent interim period from January 1, 2017 through May 7, 2017, neither the Company nor anyone on its behalf consulted BFB regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that BFB concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.

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

Lim Chun Hoo, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

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

b)	Due to our small size, our segregation of duties in certain areas of our financial reporting process are limited. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. This control is being implemented on stages.

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of December 31, 2017, our internal control over financial reporting is not effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors.

Name and Address	Age	Position(s)

Dato Lim Hui Boon	66	President
Lim Chun Hoo	28	Chief Executive Officer, Chief Financial Officer, Chief Operation Officer and Director
Ong Kooi Tatt	42	Secretary and Director
Liew Jenn Lim	28	Director
Mok Lip Bin	28	Director

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

Lim Chun Hoo – Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director

Lim Chun Hoo has served as our Chief Executive Officer and director since November 8, 2016 and November 4, 2016, respectively. On March 1, 2017, he was also appointed to serve as our Chief Financial Officer and Chief Operating Office. He also serves as executive director of Ho Wah Genting Holiday Sdn Bhd, a travel agency specialized in promoting vacation packages, tours and entertainment facilities. In May, 2014, he founded an information technology company, Beedo and serves as its director. From August, 2013 to May, 2014, he was Senior Share Investment Executive at Public Bank Berhad. From August, 2010 to August, 2013, he served as a costing executive under PT. Ho Wah Genting, Indonesia. He holds a Bachelor of Arts (Honours) in Finance and Investment Management from University of Northumbria, Newcastle Upon Tyne, United Kingdom in 2010. Lim Chun Hoo’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our director, he brings knowledge and strategic insight to the Board.

Ong Kooi Tatt – Secretary and Director

Ong Kooi Tatt has served as our Secretary and director since November 8, 2016 and November 4, 2016, respectively. In January 2016 he helped list Vitaxel Group Limited on the OTC Market. In July, 2007, he co-founded AsiaCrux Sdn Bhd and took them public as CVM Magnesium Ltd in the Stock Exchange of Hong Kong in December 2008. From January to December 2004, he was involved in listing NagaCorp, a gaming corporation in the Stock Exchange of Hong Kong. From April 2001 to December 2004, he set-up and led the internal audit department and the Night Audit Department at Naga Corp Ltd. From January 1996 to December 1998, he handled the internal audit files for Metroplex Berhad. He is a Charted Accountant and is a member of the Association of Chartered Certified Accountants. Ong Kooi Tatt’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our director, he brings knowledge and strategic insight to the Board.

Liew Jenn Lim – Director

Liew Jenn Lim has served as our director since March 1, 2017. He is also a director of Ho Wah Genting Group Sdn Bhd and Vitaxel Online Mall Sdn Bhd since March 1, 2017 and January 25, 2016, respectively. Since 2013, he has served and continues to serve as the Executive Director of Beedo and the Marketing Director of Vitaxel Online Mall Sdn Bhd. From 2010 to 2013, he was a student at Swinburne University of Technology, Melbourne, where he received his Bachelors of Information and Communication Technology. He also has a diploma in Information Technology from the Asia Pacific University of College of Technology and Innovation, Malaysia. Liew Jenn Kim’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our director, he brings knowledge and strategic insight to the Board.

Mok Lip Bin – Director

Mok Lip Bin has served as our director since March 1, 2017. He originally joined HWGG as its Business Development Executive in March 2015. He is also the director of our wholly owned subsidiary, Ho Wah Genting Group Sdn Bhd. From September 2012 to August 2014, he worked at CIMB Bank BHD as an Assistant Sales Manager and Mortgage Advisor. He received his Bachelor of Arts in Management and Marketing from the Keele University, Malaysia and a diploma in Business Administration from KDU University College, Malaysia. Mok Lip Bin’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our director, he brings knowledge and strategic insight to the Board.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2017, each of our directors, officers and greater than ten percent shareholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent shareholders, other than the filing of a Form 4 by Leong Yee Ming when he resigned in March 2017.

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

Code of Ethics.

We do not have a code of ethics.

ITEM 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$) (2)	Option Awards (#shares)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Lim Chun Hoo	2017	6,980	-0-	-0-	-0-	-0-	-0-	-0-	6,980
(principal executive officer)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Employment Agreements

On July 1, 2016, we entered into a Consulting Services Agreement (the “Consulting Agreement”) with Ong Kooi Tatt pursuant to which Ong Kooi Tatt provides management services. Pursuant to the Consulting Agreement, Ong Kooi Tatt receives a monthly consulting fee of RM 12,000 (approximately US $2,856 per month). The Consulting Agreement may be terminated by either party by providing the other with written notice of termination not less than one month prior to the date of termination.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 16, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 500,027,774 shares of our common stock issued as of April 16, 2018. Unless otherwise indicated, the address of each stockholder listed below is c/o Ho Wah Genting Group Limited Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 WP Kuala Lumpur, Malaysia.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Directors and Executive Officers
Dato Lim Hui Boon	29,765,600	5.95%
Lim Chun Hoo	283,935,591	56.78%
Ong Kooi Tatt	0	0%
Liew Jenn Lim	13,889	0.00%
Mok Lip Bin	750,000	0.15%

5% Stockholders:
Lim Ooi Hong(1)	75,000,000	15.00%

All directors and executive officers as a group (5 persons)	314,465,080	62.89%

(1) Lim Ooi Hong’s address is No.2A Jalan Setia Tropika u13/20B Setia Eco Park, Selangor, Shan Alam 40170, Malaysia.

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

In addition, on April 1, 2016, we entered into the Travel and Junket Service Contract with our partner, HWGH, pursuant to which HWGH shall render HWGG tour agency services, including but not limited to providing HWGG with tour packages, hotel bookings, and transportation arrangements to offer HWGG’s members and to share in junket operation profits. Lim Chun Hoo, our executive officer and director, is the Executive Director of HWGH. In addition, two sons of Dato Lim Hui Boon, our president, are the directors of HWGB, the parent company of HWGH. Dato Lim Hui Boon is also the Group President and shareholder of HWGB. During the year ended December 31, 2017, the recognized junket commission revenue from HWGH was $7,932.

As of December 31, 2017, HWGB owed the Company $247,280. Such debt is unsecured, interest-free and repayable on demand.

During the period ending December 31, 2017, the Company loaned $24,728 to Vitaxel Online Mall Sdn Bhd, a Malaysian corporation (“Vionmall”). Such debt is unsecured, interest-free and repayable on demand. Vitaxel and Vionmall are wholly owned subsidiaries of Vitaxel Group Limited, a Nevada corporation. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, was a director of Vitaxel Group Limited until his resignation on March 31, 2017. In addition, Leong Yee Ming, our former Chief Financial Officer, Chief Operating Officer and director, is a director and Chief Executive Officer of Vitaxel Group Limited.

During the period ended December 31, 2017, the Company recognized rental income of $5,584 from HWGB. The president of the Company, Dato’ Lim Hui Boon, is also the Group President of HWGB. In addition, two sons of Dato’ Lim Hui Boon are directors of HWGB.

From January 1, 2016 to August 12, 2016, the Company, through its subsidiary Beedo recognized revenue from the provision of information technology services of $9,668 from HWGH and $55,545 from Vitaxel. Beedo was disposed of by the Company after August 12, 2016 and we stopped earning revenue from the provision of information technology services.

During the period ended December 31, 2017, the Company recognized junket commission revenue from HWGH was $7,932.

As of December 31, 2017 and 2016, amounts due from related parties were as follows:

	As of December 31, 2017	As of December 31, 2016

Ho Wah Genting Berhad (1)	$247,280	$544,096
Vitaxel Sdn Bhd (2)	—	585,619
Vitaxel Online Mall Sdn Bhd (3)	24,728	22,299
Ho Wah Genting Holiday Sdn Bhd (2)	14,837	—
Ho Wah Genting ShenZhen Limited (2)	133,974	—
Marvel Theme Park City Sdn Bhd (4)	3,594	—
Lim Chun Hoo (2)	—	23,503
	$424,413	$1,175,517

The amounts due from related parties are unsecured, interest-free and repayable on demand.

(1)	Our President Dato’ Lim Hui Boon is also the Group President and shareholder of Ho Wah Genting Berhad.

(2)	Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, is also a director of Ho Wah Genting Holiday Sdn Bhd, Ho Wah Genting Shenzhen Limited and Beedo Sdn Bhd. He was also director of Vitaxel Group Limited, parent company of its wholly owned subsidiary Vitaxel Sdn Bhd, until his resignation from that position on March 31, 2017.

During the year 2017, HWGG Malaysia has acquired 1,960,912 shares of Vitaxel Group Limited, a Nevada corporation in U.S for the price of USD1 per share. The share closing market price at the end December 31, 2017 was USD1.25

(3)	Liew Jenn Lim, one of our directors since March 1, 2017, is also a director of Vitaxel Online Mall Sdn Bhd, Beedo Sdn Bhd and Vspark Malaysia Sdn Bhd.

(4)	Marvel Theme Park City Sdn Bhd is a shareholder of our subsidiary company, Ho Wah Genting Property Sdn Bhd.

As of December 31, 2017 and 2016, amounts due to related parties were as follows:

	As of December 31, 2017	As of December 31, 2016

Dato’ Lim Boon Hui	$—	$208,830
Beedo SDN BHD	59,347	57,977
Vspark Malaysia Sdn Bhd	7,031	—
Vitaxel Sdn Bhd	42,877	—

	$109,255	$266,807

During the years ended December 31, 2017 and 2016, the Company recognized rental income of $5,584 and $5,801 respectively from Ho Wah Genting Berhad (“HWGB”). Our president, Dato’ Lim Hui Boon, is also the Group President and shareholder of HWGB. In addition, two sons of Dato’ Lim Hui Boon are directors of HWGB.

On April 1, 2016, we entered into the Travel and Junket Service Contract with our partner, Ho Wah Genting Holiday SDN BHD (“HWGH”), pursuant to which HWGH shall render HWGG tour agency services, including but not limited to providing HWGG with tour packages, hotel bookings, and transportation arrangements to offer HWGG’s members and to share in junket operation profits. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, is the Executive Director of HWGH. In addition, two sons of Dato Lim Hui Boon, our president, are the directors of HWGB, the parent company of HWGH. During the years ended December 31, 2017 and 2016, the Company recognized junket commission revenue of $7,932 and $16,730, respectively, from HWGH.

As of December 31, 2017 and 2016, HWGB owed the Company $247,280 and $544,096, respectively. Such debt is unsecured, interest-free and repayable on demand.

During the period ending December 31, 2017, the Company loaned $24,728 to Vitaxel Online Mall Sdn Bhd, a Malaysian corporation (“Vionmall”). Such debt is unsecured, interest-free and repayable on demand. Vitaxel and Vionmall are wholly owned subsidiaries of Vitaxel Group Limited, a Nevada corporation. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, was a director of Vitaxel Group Limited, Vionmall and Vitaxel’s parent company, until his resignation on March 31, 2017. In addition, Leong Yee Ming, our former Chief Financial Officer, Chief Operating Officer and director, is a director and Chief Executive Officer of Vitaxel Group Limited.

From January 1, 2016 to August 12, 2016, the Company, through its subsidiary Beedo recognized revenue from the provision of information technology services of $9,668 from HWGH and $55,545 from Vitaxel. Beedo was disposed of by the Company after August 12, 2016 and stopped earning revenue from the provision of information technology services.

During the year ended December 31, 2017 and 2016, the recognized junket commission revenue of the Company from HWGH was $7,932 and $16,730, respectively.

During the year ended December 31, 2017 and 2016, the Company recognized revenue of $240,802 and $0, respectively, from the 10% management charges to ETM member from HWGB~~.~~

We currently do not have a policy in place for dealing with related party matters.

Director independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

ITEM 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2017 and December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K, and Form 8-K, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $38,500and $36,500, respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2017 and 2016, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit No.	Exhibit Description

2.1	Share Exchange Agreement, dated as of November 4, 2016, by and among the Registrant, Ho Wah Genting Group SDN BHD (“HWGG”) and the Shareholders of HWGG (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2016)

3.1	Articles of Incorporation of the Company (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on November 7, 2014)

3.2	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on September 28, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 4, 2016)

3.3	Bylaws of the Company ( incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on November 7, 2014 )

10.1†	Consulting Service Agreement by and between the Company and Ong Kooi Tatt dated July 1, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2016)

10.2	Split-Off Agreement, dated as of November 4, 2016, by and among the Registrant and David Breier (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2016)

10.3	General Release Agreement, dated as of November 4, 2016, by and among the Registrant and David Breier (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2016)

21.1	Subsidiaries of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 9, 2016)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HO WAH GENTING GROUP LIMITED

Date: April 17, 2018	By:	/s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive Officer, Chief Financial Officer and Chief Operation Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Lim Chun Hoo	Chief Executive Officer, Chief Financial Officer and Chief Operation Officer (principal executive officer and principal financial and accounting officer) and Director	April 17, 2018
Lim Chun Hoo
/s/ Ong Kooi Tatt Ong Kooi Tatt	Secretary and Director	April 17, 2018
/s/ Liew Jenn Lim Liew Jenn Lim	Director	April 17, 2018
/s/ Mok Lip Bin Mok Lip Bin	Director	April 17, 2018