Form 10-Q
period 2018-03-31
Ho Wah Genting Group Ltd
filed 2018-05-16
CIK 1622867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

As of May 7, 2018, the Registrant has 500,027,774 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HO WAH GENTING GROUP LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018

HO WAH GENTING GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of	As of
	March 31,	December 31,
	2018 (unaudited)	2017 (Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$943,251	$335,591
Account Receivable, net	142,565	19,642
Other receivables, deposits and prepayment	469,239	205,204
Amount due from related party	967,936	424,413
Short-term investments	930,017	2,544,644
Total Current Assets	3,453,008	3,529,494

PROPERTY AND EQUIPMENT, NET	93,955	91,793
TOTAL ASSETS	$3,546,963	$3,621,287

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$5,884,476	$4,729,249
Amounts due to related party	844,250	109,255
Total Current Liabilities	$6,728,726	$4,838,504

Total Liabilities	$6,728,726	$4,838,504

Commitments and Contingency (Note 10)

STOCKHOLDERS’ EQUITY
Common stock (Par value of $0.0002: 750,000,000 shares authorized; 500,027,774 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	100,006	100,006
Additional paid in capital	302,166	302,166
Accumulated deficit	(3,125,860)	(1,215,994)
Non-controlling interest	(91,279)	(68,101)
Accumulated other comprehensive loss	(366,796)	(335,294)
Total Stockholders’ Equity	(3,181,763)	(1,217,217)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,546,963	$3,621,287

The accompanying notes are an integral part of the consolidated financial statements.

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

REVENUE	$125,486	$56,154

COST OF REVENUE	(93,892)	(31,585)

GROSS PROFIT	31,594	24,569

OPERATING EXPENSES
Administrative expenses	(337,616)	(179,451)
Total Operating Expenses	(337,616)	(179,451)

LOSS FROM OPERATIONS	(306,022)	(154,882)

OTHER (EXPENSES) INCOME, NET
Gain (loss) on disposal of short-term investments	26,469	—
Fair value gain/(loss) on short-term investments	(1,647,803)	—
Interest income	1,312	313
Other operating expenses	(282)	(18,643)
Total Other (Expenses) Income, net	(1,620,304)	(18,330)

NET LOSS BEFORE TAXES	(1,926,326)	(173,212)

Income tax expense	—	—

NET LOSS	(1,926,326)	(173,212)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(156,080)	18,717

TOTAL COMPREHENSIVE LOSS	(2,082,406)	(154,495)

Net loss contributed to non-controlling interest	$(16,459)	$—
Net loss contributed to shareholders	(1,909,867)	(173,212)
Total net loss	(1,926,326)	(173,212)

Total comprehensive loss contributed to non-controlling interest	$(23,171)	$—
Total comprehensive loss contributed to shareholders	(2,059,235)	(173,212)

Net loss per share
- basic and diluted	$(0.004)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	500,027,774	500,027,774

The accompanying notes are an integral part of the consolidated financial statements

HO WAH GENTING GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,909,866)	$(173,212)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	2,234	2,587
(Gain)/Loss from sale of investment	(26,469)	—
Fair value (gain)/loss on short-term investment	1,647,803	—
Trade receivable	(122,923)	(55,041)
Other receivables, deposits and prepayment	(266,197)	(691,035)
Other payables and accrued expenses	1,155,227	616,531
Net cash generated from (used in) operating activities	479,809	(300,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,691)	—
Proceed from sale of investments	112,377	—
Net cash generated from (used in) investing activities	109,686	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	—	23,503
Amount due from related parties	191,472	458,497
Net cash provided by financing activities	191,472	482,000

EFFECT OF EXCHANGE RATES ON CASH	(173,307)	(4,525)

NET INCREASE IN CASH AND CASH EQUIVALENTS	607,660	177,305

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	335,591	363,015

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$943,251	$540,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	—	—

Cash paid for interest expenses	$—	$—

Cash paid for income tax	$—	—

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

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and article 10 of Regulation S-X.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Principles of consolidation

The unaudited consolidated financial statements include the accounts of HWGG and Malaysian HWGG, collectively referred to within as the Company.

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

Investments

The Company invests its excess cash primarily in equity instruments of high-quality corporate issuers listed on the Main Board of Bursa Malaysia and OTC Market in the U.S. Such securities are classified as short-term investments and are valued at the last reported closing price on the balance sheet date. If no sale price was reported on that date, they are valued at the last reported trading day closing price. Changes in the value of these investments are recognized as unrealized gain or loss in the statement of income.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2018 and December 31, 2017, the Company has assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 of $930,017 and $2,544,644 respectively. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Property and equipment, net

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Leasehold building	50 years

Computer and software	5 years

Furniture and fixtures	5 years

Revenue recognition

The Company provides rental and junket operation services to customer. Rental revenue is recognized using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

The Company recognizes revenue pursuant to Accounting Standards Codification 606 (“ASC 606”) Revenue from Contracts with Customers, the standard applies five step model (i) The standard applies to a company’s contracts with customers (ii) The unit of account for revenue recognition under the new standard is a performance obligation (a good or service) and the performance obligations will be accounted for separately if they are distinct (iii) The transaction price is determined based on the amount of consideration that a company expects to be entitled to from a customer (iv) The transaction price is allocated to all the separate performance obligations in an arrangement, and (v) Revenue will be recognized when an entity satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time.

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

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the three months ended March 31, 2018 and 2017, there is no dilutive effect due to net loss for the periods.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the periods ended March 31, 2018, the Company operated in three reportable business segments: (1) investment property holding which generates rental income from the leasing out of its leasehold building, and (2) exclusive membership, and (3) junket operations.

The others which comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the three months ended March 31, 2018 and 2017.

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

(v)	entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity

(vi)	trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Reclassification:

Certain prior period amounts have been reclassified to conform with the current period presentation.

 Recently Issued Accounting Pronouncements:

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

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial.

3.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended March 31, 2018, the Company reported a net loss of $1,926,326 and working capital deficit of $3,275,718. The Company had an accumulated deficit of $3,125,860 as of March 31, 2018 due to the fact that the Company incurred losses during the period ended March 31, 2018.

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

4.	SHORT-TERM INVESTMENT

	Estimated Fair Value
	As of March 31, 2018 (Unaudited)	As of December 31, 2017
Short-term investments:
Quoted shares in Malaysia	12,409	93,504
Quoted shares in U.S. (OTC) – (Vitaxel Group Limited, stock code VXEL)	917,608	2,451,140
Total short-term investments	930,017	2,544,644

5.	OTHER RECEIVABLES

Other receivables consist of the following:

	As of March 31, 2018 (Unaudited)	As of December 31, 2017

Deposits (1)	$381,345	$196,867
Prepayment (2)	87,894	8,337
	$469,239	$205,204

(1)	Deposits represented payments for telephone, electricity, water, maintenance fee, rental & utility and parking.

(2)	Prepayment represented prepayments for maintenance fee, sinking fund and fire assurance.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of March 31, 2018 (Unaudited)	As of December 31, 2017

Leasehold building	$81,914	$78,227
Computer and software	9,619	13,845
Furniture and fixtures	25,462	19,627
	116,995	111,699

Less: Accumulated depreciation	(23,040)	(19,906)

Balance at end of period/year	$93,955	$91,793

Depreciation expenses charged to the statements of operations with the average exchange rate for the periods ended March 31, 2018 and 2017 were $2,234 and $2,537, respectively.

7.	OTHER PAYABLES AND ACCRUALS

	As of March 31, 2018 (Unaudited)	As of December 31, 2017

Other payables (1)	$5,861,089	$4,692,631
Accruals	23,387	36,618
	$5,884,476	$4,729,249

(1)	Other payables mainly consist of members redemption balance

8.	INCOME TAX

Income taxes consisted of Malaysia income tax and U.S. income tax. There was no provision of income taxes made in respect of the two countries for the periods ended March 31, 2018 and 2017.

Provision for income taxes consisted of the following:

For the three months ended
	March 31, 2018	March 31, 2017

Current:
Provision for Malaysian income tax	$—	$—
Provision for U.S. income tax	—	—
Deferred:
Provision for Malaysian income tax	—	—
Provision for U.S. income tax
	$—	$—

Malaysia

Malaysia HWGG recorded a loss before income tax of $1,926,326 and $173,212 for the periods ended March 31, 2018 and 2017, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the Malaysian income tax rate of 24% and 24% for the periods ended March 31, 2018 and 2017, respectively, to income before income taxes are as follows:

	For the three months ended
	March 31, 2018	March 31, 2017

Profit (loss) before income tax	$(1,926,326)	$(173,212)
Permanent difference	1,926,326	173,212
Taxable income	$—	$—
Malaysian income tax rate	24%	24%
Current tax expenses	$—	$—
Less: Valuation allowance	—	—
Income tax expenses	$—	$—

United States of America

HWGG is a company incorporated in State of Nevada and recorded a loss before income tax of $50,880 and $3,906 for the period ended March 31, 2018 and 2017, respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 34% for the period ended March 31, 20178 and 2017, respectively, to income before income taxes are as follows:

	For the three months ended
	March 31, 2018	March 31, 2017

Profit (loss) before income tax	$(50,880)	$(3,906)
Permanent difference	50,880	3,906
Taxable income	$—	$—
U.S. income tax rate	21%	21%
Current tax expenses	$—	$—
Less: Valuation allowance	—	—
Income tax expenses	$—	$—

No deferred tax has been provided as there are no material temporary differences arising during the periods ended March 31, 2018 and 2017.

U.S. Corporate Income Tax

The Company’s management has yet to evaluate the effect of the U.S. Tax Reform on Ho Wah Genting Group Limited. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S Department of the Treasury, and specific actions the Company may take in the future.

One-Time Transition Tax Related to U.S. Tax Reform

The Company’s management has evaluated the on-time transition tax and estimated that there will not be such tax due for the Company.

9.	RELATED PARTY TRANSACTIONS

As of March 31, 2018 and December 31, 2017, amounts due from related parties were as follows:

	As of March 31, 2018 (Unaudited)	As of December 31, 2017

Ho Wah Genting Berhad (1)	$670,330	$247,280
Vitaxel Online Mall Sdn Bhd (3)	25,893	24,728
Ho Wah Genting Holiday Sdn Bhd (2)	118,846	14,837
Ho Wah Genting ShenZhen Limited (2)	143,519	133,974
Marvel Theme Park City Sdn Bhd (4)	3,763	3,594
Vspark Malaysia Sdn Bhd (3)	5,585	—
	$967,936	$424,413

The amounts due from related parties are unsecured, interest-free and repayable on demand.

(1)	Our President Dato’ Lim Hui Boon is also the Group President and shareholder of Ho Wah Genting Berhad.

(2)	Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, is also a director of Ho Wah Genting Holiday Sdn Bhd, Ho Wah Genting Shenzhen Limited and Beedo Sdn Bhd. He was also director of Vitaxel Group Limited, parent company of its wholly owned subsidiary Vitaxel Sdn Bhd, until his resignation from that position on March 31, 2017.

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

(3)	Liew Jenn Lim, one of our directors since March 1, 2017, is also a director of Beedo Sdn Bhd and Vspark Malaysia Sdn Bhd. He was also director of Vitaxel Online Mall Sdn Bhd, a wholly owned subsidiary of Vitaxel Group Limited, until his resignation from that position on April 2, 2018.

(4)	Marvel Theme Park City Sdn Bhd is a shareholder of our subsidiary company, Ho Wah Genting Property Sdn Bhd.

As of March 31, 2018 and 2017, amounts due to related parties were as follows:

	As of March 31, 2018 (Unaudited)	As of December 31, 2017

Beedo SDN BHD	62,144	59,347
Vspark Malaysia Sdn Bhd	474,993	7,031
Vitaxel Sdn Bhd	306,267	42,877
Lim Chun Hoo	846	—
	$844,250	$109,255

During the periods ended March 31, 2018 and 2017, the Company recognized rental income of $1,604 and $1,350 respectively from Ho Wah Genting Berhad (“HWGB”). Our president, Dato’ Lim Hui Boon, is also the Group President and shareholder of HWGB. In addition, two sons of Dato’ Lim Hui Boon are directors of HWGB.

On April 1, 2016, we entered into the Travel and Junket Service Contract with our partner, Ho Wah Genting Holiday SDN BHD (“HWGH”), pursuant to which HWGH shall render HWGG tour agency services, including but not limited to providing HWGG with tour packages, hotel bookings, and transportation arrangements to offer HWGG’s members and to share in junket operation profits. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, is the Executive Director of HWGH. In addition, two sons of Dato Lim Hui Boon, our president, are the directors of HWGB, the parent company of HWGH. During the period ended March 31, 2018 and 2017, the Company recognized junket commission revenue of $6,606 and $54,804, respectively, from HWGH.

For the periods ended March 31, 2018 and 2017, HWGB lent the Company $670,330 and $247,280, respectively. Such debt is unsecured, interest-free and repayable on demand.

During the periods ended March 31, 2018 and 2017, the Company lent $306,267 and $42,877, respectively, to Vitaxel Sdn Bhd, a Malaysian corporation (“Vitaxel”). During the periods ended March 31, 2018 and 2017, the Company loaned $25,893 and $24,728, respectively, to Vitaxel Online Mall Sdn Bhd, a Malaysian corporation (“Vionmall”). Such debt is unsecured, interest-free and repayable on demand. Vitaxel and Vionmall are wholly owned subsidiaries of Vitaxel Group Limited, a Nevada corporation. Lim Chun Hoo, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and director, was a director of Vitaxel Group Limited, Vionmall and Vitaxel’s parent company, until his resignation on March 31, 2017. In addition, Leong Yee Ming, our former Chief Financial Officer, Chief Operating Officer and director, is a director and Chief Executive Officer of Vitaxel Group Limited.

During the periods ended March 31, 2018 and 2017, the recognized junket commission revenue of the Company from HWGH was $6,606 and $54,804, respectively.

During the periods ended March 31, 2018 and 2017, the Company recognized revenue of $117,276 and nil, respectively, from the 10% management charges to ETM member from HWGB.

10.	Commitments and Contingencies

Capital Commitments

As of March 31, 2018 and December 31, 2017, Company has no capital commitments.

Operation Commitments

As of March 31, 2018 and December 31, 2017, Company has no operation commitments and lease commitments.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
	March 31, 2018	March 31, 2017

Net loss applicable to common shares	$(1,909,867)	$(173,212)

Weighted average common shares outstanding (Basic/Diluted)	500,027,774	500,027,774

	$(0.004)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

12.	CAPITAL STOCK

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

As of May 7, 2018 and December 31, 2017, the Company has 750,000,000 shares authorized and 500,027,774 shares issued respectively.

12.	SEGMENT INFORMATION

Our reported segments for the periods ended March 31, 2018 and 2017 are described as follows:

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

Others

These comprise of general operating and administrative expenses, and other income/expenses not directly attributable to the sources of revenue of the Company for the periods ended March 31, 2018 and 2017.

The Company’s reportable segments are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended March 31, 2018 and 2017 was as follows:

	For the three months ended
	March 31, 2018	March 31, 2017

Revenues:
Investment property holding	$1,604	$1,350
Junket operations	6,606	54,804
Management fee	117,276	—
Others	—	—
	$125,486	$56,154

Cost of revenues:
Investment property holding	$—	$—
Junket operations	—	31,585
Management fee	93,892	—
Others	—	—
	$93,892	$31,585

Depreciation:
Investment property holding	$2,234	$4,034
Junket operations	—	—
Management fee	—	—
Others	—	—
	$2,234	$4,034

Net income (loss):
Investment property holding	$(630)	$(2,684)
Junket operations	6,606	23,219
Management fee	23,384	—
Others	(1,955,686)	(193,747)
	$(1,926,326)	$(173,212)

	March 31, 2018
	Investment property holding	Junket operation	Others	Total
Identifiable long-lived assets, net	$63,346	$—	$30,609	$93,955

	December 31, 2017
	Investment property holding	Junket operation	Others	Total
Identifiable long-lived assets, net	$60,887	$—	$30,906	$91,793

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

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2017 and 2016 were as follows:

	Balance at March 31, 2018 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1) (Unaudited)	Significant Other Observable Inputs (Level 2) (Unaudited)	Significant Unobserved Inputs (Level 3) (Unaudited)
Short-term investments:
Short-term investment	$930,017	$930,017	$—	$—
Total short-term investments	930,017	930,017	—	—
Total financial assets measured at fair value	$930,017	$930,017	$—	$—

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Short-term investments:
Short-term investment	$2,544,644	$2,544,644	$—	$—
Total short-term investments	2,544,644	2,544,644	—	—
Total financial assets measured at fair value	$2,544,644	$2,544,644	$—	$—

14.	SUBSEQUENT EVENTS

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

Basis of Presentation

The audited consolidated financial statements for the periods ended March 31, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

Overview

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of HWGG for the periods ended March 31, 2018 and 2017 and the related notes thereto.

Results of Operations for the Three Months ended March 31, 2018 and 2017

Revenue

We recognized revenue of $125,486 and $56,154 for the three months ended March 31, 2018 and 2017 respectively. The increase in revenues from the three months ended March 31, 2018 was due to the increase of revenue from the Exclusive Travel Membership business of HWGG as a result of 10% management fees charged.

Cost of Sales

Cost of sales for the three months ended March 31, 2018 was $93,892 compared to $31,585 for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 was due to commission earned and payable to Exclusive Travel Membership members of $93,892 recorded for the year.

Gross Profit

Gross profit was $31,594 for the three months ended March 31, 2018, compared to $24,569 for three months ended March 31, 2017, an increase of $7,025 or 28.59%. The increase of gross profit was attributable to the increase of revenue from the Exclusive Travel Membership business.

Operating Expenses

For the three months ended March 31, 2018, the total operating expenses was $337,616 compared to $179,451 for the three months ended March 31, 2017. The operating expenses increased by $158,165 or 88.14%, which was mainly caused by the increase of expenses in supporting a larger customer base.

Liquidity and Capital Resources

As of March 31, 2018, we had a cash balance of $943,251. During the three months ended March 31, 2018, net cash generated from operating activities totalled $479,809. Net cash generated from investing activities during the three months ended March 31, 2018 totalled $109,686. Net cash provided by financing activities during the same period totalled $191,472. The resulting change in cash for the period was an increase of $607,660 which was primarily due to changes in working capital and proceed from sale of investments.

As of March 31, 2017, we had a cash balance of $540,320. During the three months ended March 31, 2017, net cash used in operating activities totalled $300,170. Net cash used in investing activities during the fiscal period ending March 31, 2017 totalled nil. Net cash provided by financing activities during the same period totalled $482,000. The resulting change in cash for the period was an increase of $177,305, which was primarily due to cash in from other payables and accrued expenses.

As of March 31, 2018, we had current liabilities of $6,728,726, which was comprised of other payables and accruals of $5,884,476, amount due to related party of $884,250.

As of December 31, 2017, we had current liabilities of $4,838,504, which was comprised of other payables and accruals of $4,729,249, and amount due to related party of $109,255.

We had net liabilities of $3,181,763 and $1,217,217 as of March 31, 2018 and December 31, 2017.

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

For the period ended March 31, 2018, the Company reported a net loss of $1,926,326 and working capital deficit of $3,275,718. The Company had an accumulated deficit of $3,125,860 as of March 31, 2018 due to the fact that the Company incurred losses during the period ended March 31, 2018.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2018 and December 31, 2017, the Company has assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 of $930,017 and $2,544,644 respectively. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2018 and December 31, 2017 are $930,017 and $2,544,644 respectively.

Revenue recognition

The Company provides rental and junket operation services to customer. Rental revenue is recognized using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

The Company recognizes revenue pursuant to Accounting Standards Codification 606 (“ASC 606”) Revenue from Contracts with Customers, the standard applies five step model (i) The standard applies to a company’s contracts with customers (ii) The unit of account for revenue recognition under the new standard is a performance obligation (a good or service) and the performance obligations will be accounted for separately if they are distinct (iii) The transaction price is determined based on the amount of consideration that a company expects to be entitled to from a customer (iv) The transaction price is allocated to all the separate performance obligations in an arrangement, and (v) Revenue will be recognized when an entity satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time.

Recent Accounting Pronouncements

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

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

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of March 31, 2018 our internal control over financial reporting is not effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the first quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

ITEM 2. Risk Factors

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

HWGG did not enter the travel planning and information technology services industry until 2015. Accordingly, it is difficult for our management and our investors to accurately forecast and evaluate our future prospects and our financial results. Our operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to our business in particular. An investment in an early stage company such as ours involves a degree of risk, including the possibility that entire investments may be lost. The risks include, but are not limited to, the possibility that we will not be able to develop expected marketing and distribution channels, attract sufficient numbers of members, or products and/or services which will be accepted in the market. To successfully introduce and market our products and services, we must establish brand name recognition and competitive advantages for our products and services. There are no assurances that we can successfully address these challenges. If we are unsuccessful, we and our business, financial condition and operating results will be materially and adversely affected.

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

The number and productivity of our members could be harmed by several additional factors, including:

●	any adverse publicity regarding us, our products and services, our distribution channels, or our competitors;

●	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products and services;

●	lack of compelling products or services or income opportunities that generate interest;

●	any negative public perception of our products and services;

●	our actions to enforce our policies and procedures;

●	any regulatory actions or charges against us or others in our industry;

●	general economic and business conditions; and

●	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain members in such market.

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

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth in international markets is exposed to risks associated with our international operations, including:

●	the possibility that a foreign government might ban or severely restrict our business method (especially our junket business), or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

●	the lack of well-established or reliable legal systems in certain areas where we operate or expect to operate;

●	the presence of high inflation in the economies of international markets in which we operate or expect to operate;

●	the possibility that a government authority might impose legal, tax or other financial burdens on us or our sales force, due, for example, to the structure of our operations in various markets;

●	the possibility that a government authority might challenge the status of our sales force as independent contractors or impose employment or social taxes on our sales force; and

●	the possibility that governments may impose currency remittance restrictions limiting our ability to repatriate cash.

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

The inability of our products and services and other initiatives to gain or maintain sales force and market acceptance could harm our business.

Our operating results could be adversely affected if our products and services, business opportunities, and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and people interested in joining our sales force. Potential factors affecting the attractiveness of our products and services, business opportunities, and other initiatives include, among other items, perceived product and service quality, product and service exclusivity or effectiveness, economic success in our business opportunity, adverse media attention or regulatory restrictions on claims.

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

One of the challenges we face is keeping our members motivated and actively engaged and in developing new members. There can be no assurance that our initiatives will generate excitement among our sales force in the long-term or that planned initiatives will be successful in maintaining sales force activity and productivity or in motivating members to remain engaged and developing new members. Some initiatives may have unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans. In addition, if any of our products or services fails to gain acceptance, we could see an increase in returns.

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

We also compete with other companies to attract and retain our sales force and consumers. Some of these competitors have longer operating histories and greater visibility, name recognition and financial resources than we do. Some of our competitors may adopt some of our business strategies, including our global sales compensation plan. Consequently, to successfully compete in this industry, and attract and retain our sales force and consumers, we must ensure that our business opportunities and sales compensation plans are financially rewarding. We believe we have significant competitive advantages, but we cannot assure that we will be able to continue to successfully compete in this industry.

Any failure of our internal controls over financial reporting or our compliance efforts could harm our stock price and our financial and operating results or could result in fines or penalties.

We have implemented internal controls to help ensure the accuracy of our financial reporting and have implemented compliance policies and programs to help ensure that our employees and sales force comply with applicable laws and regulations. We regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all significant or material weaknesses in our internal controls. Any failure to correct a weakness in internal controls could result in the disclosure of a material weakness. If a material weakness results in a material misstatement in our financial results, we may also have to restate our financial statements.

From time to time, we may initiate further investigations into our business operations based on the results of our internal and external audits or on complaints, questions or allegations made by employees or other parties regarding our business practices and operations. In addition, our business and operations may be investigated by applicable government authorities. In the event any of these investigations identify material violations of applicable laws by our employees or our sales force, we could be subject to adverse publicity, fines, penalties or loss of licenses or permits.

Cyber security risks and the failure to maintain the integrity of company, employee, sales force or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

We will collect and retain large volumes of company, employee, sales force and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, sales force or guest data which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

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

●	Changes in policies by the Malaysian government resulting in changes in laws or regulations or the interpretation of laws or regulations,
●	changes in taxation,
●	changes in employment restrictions,
●	import duties, and
●	currency revaluation.

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

We have incurred losses since our inception. We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest to grow our business, engage new members, and develop our e-commerce platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. If we are unable to do so, the Company and its business, financial condition and operating results could be materially and adversely affected.

Our operating losses raise substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our historical operating losses and sufficient revenues to support our cost structure raise substantial doubt about our ability to continue as a going concern. If we do not generate sufficient revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment. For the period ended March 31, 2018, the Company reported a net loss of $1,926,326 and working capital deficit of $3,275,718. The Company had an accumulated deficit of $3,125,860 as of March 31, 2018 due to the fact that the Company incurred losses during the period ended March 31, 2018. For the year ended December 31, 2017, we reported a net loss of $746,793 and working capital deficit of $1,309,010. The Company had an accumulated deficit of $1,215,994 as of December 31, 2017 due to the fact that the Company incurred losses during the year ended December 31, 2017. Continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due. Notwithstanding this belief, there is no assurance, however, that the available funds will be available to the Company, and if available, will be sufficient for the needs of the Company. Currently, no person, including existing shareholders, is under any obligation to continue to extend credit to the Company and/or invest in the Company.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. The Company will be authorized to issue an aggregate of 1,500,000,000 shares of Common Stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

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

Our executive management team owns or controls a significant percentage of our common stock. Additionally, this does not reflect the increased percentages that they may have in the event that they exercise any of the options or warrants they may in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of other stockholders. As a result, in addition to their positions with us, such persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

●	elect or defeat the election of our directors;
●	amend or prevent amendment of our Articles of Incorporation or Bylaws;
●	effect or prevent a merger, sale of assets or other corporate transaction; and
●	control the outcome of any other matter submitted to the stockholders for vote.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits, Financial Statement Schedules.

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

HO WAH GENTING GROUP LIMITED

Date: May 16, 2018	By:	/s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive Officer, Chief Financial Officer and Chief Operation Officer (principal executive officer and principal financial and accounting officer)